Form 10-Q
period 1996-03-22
HOST INTERNATIONAL INC /DE/
filed 1996-05-06
CIK 905042

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                    OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

           Quarter Ended March 22, 1996 Commission File No. 33-95060

                           HOST INTERNATIONAL, INC.
                (formerly Host Marriott Travel Plazas, Inc.)


             Delaware                               52-1822044
     (State of Incorporation)         (I.R.S. Employer Identification Number)


                             10400 Fernwood Road
                           Bethesda, Maryland 20817
                               (301) 380-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                   HOST INTERNATIONAL, INC. AND SUBSIDIARIES

                                    INDEX

                                                                        Page No.
PART I.    FINANCIAL INFORMATION (Unaudited):

           Condensed Consolidated Statements of Operations -
             Twelve Weeks Ended March 22, 1996 and March 24, 1995          3

           Condensed Consolidated Balance Sheets -
             March 22, 1996 and December 29, 1995                          4

           Condensed Consolidated Statements of Cash Flows -
             Twelve Weeks Ended March 22, 1996 and March 24, 1995          5

           Condensed Consolidated Statement of Shareholder's Deficit -
             Twelve Weeks Ended March 22, 1996                             6

           Notes to Condensed Consolidated Financial Statements            7-12

           Management's Discussion and Analysis of Results of Operations
             and Financial Condition                                       13-17

PART II.   OTHER INFORMATION AND SIGNATURE:

           Legal Proceedings                                               18

           Changes in Securities                                           18

           Defaults Upon Senior Securities                                 18

           Submission of Matters to a Vote of Security Holders             18

           Other Information                                               19

           Exhibits and Reports on Form 8-K                                20

           Signature                                                       21

PART I.     FINANCIAL INFORMATION


HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in millions)

                                              Twelve Weeks Ended
- ------------------------------------------------------------------
                                              March 22,  March 24,
                                                1996       1995
- ------------------------------------------------------------------

REVENUES .................................   $  236.3  $  197.1
- ------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
     Cost of sales .......................       71.0      60.4
     Payroll and benefits ................       74.0      62.1
     Rent ................................       40.9      33.8
     Royalties ...........................        3.8       2.8
     Depreciation and amortization .......       10.6       9.8
     Other ...............................       21.6      20.6
- ------------------------------------------------------------------
       Total operating costs and expenses       221.9     189.5
- ------------------------------------------------------------------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
     AND INTEREST ........................       14.4       7.6

     Corporate expenses ..................       12.0      10.2
     Interest expense ....................        9.0       9.4
- ------------------------------------------------------------------
LOSS BEFORE INCOME TAXES .................       (6.6)    (12.0)
      Provision (benefit) for income taxes       (2.8)     (4.1)
- ------------------------------------------------------------------
NET LOSS .................................   $   (3.8) $   (7.9)
==================================================================

See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE  SHEETS

(Unaudited, in millions)

- -----------------------------------------------------------------------------------
                                                             March 22, December 29,
                                                               1996       1995
- -----------------------------------------------------------------------------------

                             ASSETS
Current assets
     Cash and cash equivalents ...........................   $   47.4  $   45.3
     Accounts receivable, net ............................       32.3      28.9
     Inventories .........................................       34.7      35.5
     Deferred income taxes ...............................       16.5      16.5
     Prepaid rent ........................................        5.4       5.1
     Other current assets ................................        2.3       2.7
- -----------------------------------------------------------------------------------
       Total current assets ..............................      138.6     134.0
Property and equipment, net ..............................      240.4     239.6
Notes receivable .........................................        0.7       0.8
Intangible assets ........................................       23.3      24.1
Deferred income taxes ....................................       61.2      58.4
Other assets .............................................       18.8      19.6
- -----------------------------------------------------------------------------------
       Total assets ......................................   $  483.0  $  476.5
===================================================================================

             LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities
     Accounts payable ....................................   $   80.0  $   81.1
     Accrued payroll and benefits ........................       35.4      35.3
     Current portion of long-term debt ...................        1.1       1.2
     Other current liabilities ...........................       59.9      50.3
- -----------------------------------------------------------------------------------
       Total current liabilities .........................      176.4     167.9
Long-term debt ...........................................      407.3     407.6
Other liabilities ........................................       53.1      51.2
- -----------------------------------------------------------------------------------
       Total liabilities .................................      636.8     626.7
- -----------------------------------------------------------------------------------
Shareholder's deficit
     Common stock, no par value, 100 shares
       issued and outstanding ............................         --        --
     Additional paid-in capital ..........................         --        --
     Accumulated deficit .................................     (153.8)   (150.2)
- -----------------------------------------------------------------------------------
       Total shareholder's deficit .......................     (153.8)   (150.2)
- -----------------------------------------------------------------------------------
       Total liabilities and shareholder's deficit .......   $  483.0  $  476.5
===================================================================================

See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

                                                            Twelve Weeks Ended
- --------------------------------------------------------------------------------
                                                             March 22, March 24,
                                                               1996      1995
- --------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net loss .................................................   $  (3.8) $  (7.9)
Adjustments to reconcile net loss to cash from operations:
     Depreciation and amortization .......................      11.0     10.6
     Income taxes ........................................      (2.8)    (4.1)
     Other ...............................................       0.1      0.9
     Working capital changes:
          Accounts receivable ............................       0.8      4.6
          Inventories ....................................       0.8      2.4
          Other current assets ...........................       0.1     (1.7)
          Accounts payable and accruals ..................       8.7     (5.3)
- --------------------------------------------------------------------------------
Cash provided by (used in) operations ....................      14.9     (0.5)
- --------------------------------------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures .....................................     (11.8)    (5.4)
Net proceeds from the sale of assets .....................       0.3      0.7
Other ....................................................      (0.9)     0.8
- --------------------------------------------------------------------------------
Cash used in investing activities ........................     (12.4)    (3.9)
- --------------------------------------------------------------------------------
FINANCING ACTIVITIES
Repayments of long-term debt .............................      (0.4)    (0.1)
Issuance of long-term debt ...............................        --       --
Transfers from parent, net ...............................        --      1.0
- --------------------------------------------------------------------------------
Cash provided by (used in) financing activities ..........      (0.4)     0.9
- --------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........       2.1     (3.5)
CASH AND CASH EQUIVALENTS, beginning of quarter ..........      45.3     24.6
- --------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of quarter ................   $  47.4  $  21.1
================================================================================

See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT
TWELVE WEEKS ENDED MARCH 22, 1996

(Unaudited, in millions)

                                             Additional
                                    Common     Paid-In   Accumulated
                                     Stock     Capital     Deficit     Total
- -----------------------------------------------------------------------------

Balance, December 29, 1995 ......   $   --     $   --     $ (150.2) $ (150.2)
     Net loss ...................       --         --         (3.8)     (3.8)
     Foreign exchange translation
      adjustment.................       --         --          0.2       0.2
- -----------------------------------------------------------------------------
Balance, March 22, 1996 .........   $   --     $   --     $ (153.8) $ (153.8)
=============================================================================

See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollar amounts in millions, except as where indicated)


1.   The  accompanying  condensed  consolidated  financial  statements  of  Host
     International,   Inc.  and  subsidiaries   (the  "Company," a wholly owned
     subsidiary of Host Marriott Services Corporation), have been prepared without audit. Six airport concessions contracts were transferred to the Company from Host Marriott Corporation on September 9, 1995. The revenues and operating costs and expenses of these six airport concessions contracts are included in the operating results in the first quarter of 1996, but are excluded from operating results for the first quarter of 1995. Prior to September 9, 1995, the Company managed these six airport concessions contracts for Host Marriott Corporation and received an agreed-upon management fee for such management services. The Company also manages travel plazas on six tollroads for Host Marriott Tollroads, Inc. (a wholly owned subsidiary of Host Marriott Services Corporation) and receives management fees for such services. Management fees are determined as a percentage of revenues.

     A supplemental pro forma statement of operations for the twelve weeks ended March 24, 1995, is included in Part II herein as if the spin-off of the Company from Host Marriott Corporation and the transactions related to the spin-off occurred at the beginning of 1995. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995, and incorporated herein by reference. Capitalized terms not otherwise defined herein have the meanings specified in the Annual Report on Form 10-K. The preparation of the historical and pro forma consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 22, 1996 and December 29, 1995, and the results of operations and cash flows for the twelve weeks ended March 22, 1996 and March 24, 1995. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated. Certain reclassifications were made to the prior year financial statements to conform to the 1996 presentation.

2. The Company is required to adopt SFAS No. 123, "Accounting for Stock-Based Compensation," no later than its fiscal year ending January 3, 1997. Management expects to adopt SFAS No. 123 utilizing the method which provides for disclosure of the impact of stock-based compensation grants.

3. In October 1995, management approved a plan to involuntarily terminate certain employees as part of a restructuring. The plan is expected to result in the termination of approximately 300 employees, primarily representing operations personnel in management, accounting and human resources positions. Termination benefits accrued and charged to expense during the fourth quarter of 1995 amounted to $11.6 million. Actual termination benefits paid and charged against the liability as of March 22, 1996 were $1.9 million. The number of employees actually terminated as of March 22, 1996 was 108.

     Also as part of the restructuring, the Company committed to a plan to exit certain activities that will result in costs, other than employee termination costs, that have no future economic benefit to the Company. The Company plans to close ten retail concessions stores that are included in the sports and entertainment business line. Lease cancellation penalty fees and related costs accrued and charged to expense during the fourth quarter of 1995 amounted to $2.9 million. Actual penalty fees or related costs paid and charged against the liability as of March 22, 1996 were $30 thousand.

4.   Supplemental Guarantor and Non-Guarantor Subsidiary Information

     All material subsidiaries of the Company guarantee the Senior Notes. The separate financial statements of each guaranteeing subsidiary (together, the "Guarantor Subsidiaries") are not presented because the Company's management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly owned subsidiary of the Company. Certain of the Company's controlled affiliates, in which the Company owns between 50% and 90% interests, are not guarantors of the Senior Notes. The ability of the Company's Non-Guarantor Subsidiaries to make dividends to the Company is restricted to the extent of the minority interests' share in the affiliates' combined net assets. There is no subsidiary of the Company the capital stock of which comprises a substantial portion of the collateral for the Senior
     Notes within the meaning of Rule 3-10 of Regulation S-X. The following condensed consolidating financial information sets forth the results of operations, combined financial position, and cash flows of the parent,
     Guarantor Subsidiaries and Non-guarantor Subsidiaries. Certain reclassifications were made to conform all of the supplemental information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate (i) Company debt and related interest charges reflected in the financial statements of the Company (as obligor) and also the Guarantor Subsidiaries, (as guarantors), (ii) investments, advances and equity in earnings in subsidiaries, and (iii) the minority interests' equity interests in the partnership distributions and the minority interest liabilities.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

                                                           Twelve Weeks  Ended  March 22, 1996
- -----------------------------------------------------------------------------------------------------------
                                                                      Non-       Eliminations
                                                      Guarantor     Guarantor        &
                                              Parent Subsidiaries Subsidiaries   Adjustments  Consolidated
- -----------------------------------------------------------------------------------------------------------

Revenues .................................    $  --   $  208.3      $  28.0        $  --       $  236.3
Operating costs and expenses .............       --      196.1         25.8           --          221.9
- -----------------------------------------------------------------------------------------------------------
Operating profit before corporate expenses
  and interest ...........................       --       12.2          2.2           --           14.4
Corporate expenses .......................       --       12.0           --           --           12.0
Interest expense .........................      9.0        9.0           --         (9.0)           9.0
- -----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes ........     (9.0)      (8.8)         2.2          9.0           (6.6)
Benefit for income taxes .................     (2.8)      (2.8)          --          2.8           (2.8)
Equity interest in affiliates ............      2.4         --           --         (2.4)            --
- -----------------------------------------------------------------------------------------------------------
Net income (loss) ........................   $ (3.8)   $  (6.0)     $   2.2       $  3.8         $ (3.8)
===========================================================================================================


                                                       Twelve Weeks Ended March 24, 1995
- -----------------------------------------------------------------------------------------------------------
                                                                      Non-       Eliminations
                                                      Guarantor     Guarantor        &
                                              Parent Subsidiaries Subsidiaries   Adjustments  Consolidated
- -----------------------------------------------------------------------------------------------------------

Revenues .................................    $  --   $  178.1      $  19.0        $  --       $  197.1
Operating costs and expenses .............       --      171.5         18.0           --          189.5
- -----------------------------------------------------------------------------------------------------------
Operating profit before corporate expenses
  and interest ...........................       --        6.6          1.0           --            7.6
Corporate expenses .......................       --       10.2           --           --           10.2
Interest expense .........................      9.4        9.4           --         (9.4)           9.4
- -----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes ........     (9.4)     (13.0)         1.0          9.4          (12.0)
Benefit for income taxes .................     (4.1)      (4.1)          --          4.1           (4.1)
Equity interest in affiliates ............     (2.6)        --           --          2.6             --
- -----------------------------------------------------------------------------------------------------------
Net income (loss) ........................   $ (7.9) $    (8.9)     $   1.0       $  7.9       $   (7.9)
===========================================================================================================

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

                                                                March 22, 1996
- -----------------------------------------------------------------------------------------------------------
                                                                      Non-       Eliminations
                                                      Guarantor     Guarantor        &
                                              Parent Subsidiaries Subsidiaries   Adjustments  Consolidated
- -----------------------------------------------------------------------------------------------------------

Current assets
     Cash and cash equivalents ...........    $  29.3  $  15.9      $   2.2     $     --       $   47.4
     Other current assets ................         --     83.2          8.0           --           91.2
- -----------------------------------------------------------------------------------------------------------
     Total current assets ................       29.3     99.1         10.2           --          138.6
Property and equipment, net ..............         --    224.3         16.1           --          240.4
Other assets .............................         --    104.0           --           --          104.0
Investments in subsidiaries ..............      216.9       --           --       (216.9)            --
- -----------------------------------------------------------------------------------------------------------
     Total Assets ........................   $  246.2  $ 427.4      $  26.3     $ (216.9)      $  483.0
===========================================================================================================

Current liabilities
     Accounts payable ....................   $     --  $  69.0      $  11.0     $     --       $   80.0
     Accrued payroll and benefits ........         --     35.4           --           --           35.4
     Other current liabilities ...........         --     61.0           --           --           61.0
- -----------------------------------------------------------------------------------------------------------
     Total current liabilities ...........         --    165.4         11.0           --          176.4
Long-term debt ...........................      400.0    407.3           --       (400.0)         407.3
Other liabilities ........................         --     50.3           --          2.8           53.1
- -----------------------------------------------------------------------------------------------------------
     Total Liabilities ...................      400.0    623.0         11.0       (397.2)         636.8
Owner's equity (deficit) .................     (153.8)  (195.6)        15.3        180.3         (153.8)
- -----------------------------------------------------------------------------------------------------------
     Total Liabilities and Owner's Deficit   $  246.2  $ 427.4     $   26.3     $ (216.9)      $  483.0
===========================================================================================================

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

                                                                December 29, 1995
- -----------------------------------------------------------------------------------------------------------
                                                                      Non-       Eliminations
                                                      Guarantor     Guarantor        &
                                              Parent Subsidiaries Subsidiaries   Adjustments  Consolidated
- -----------------------------------------------------------------------------------------------------------

Current assets
     Cash and cash equivalents ...........   $   15.8  $  27.3     $    2.2     $     --       $   45.3
     Other current assets ................         --     80.0          8.7           --           88.7
- -----------------------------------------------------------------------------------------------------------
     Total current assets ................       15.8    107.3         10.9           --          134.0
Property and equipment, net ..............         --    229.4         10.2           --          239.6
Other assets .............................         --    102.9           --           --          102.9
Investments in subsidiaries ..............      234.0       --           --       (234.0)            --
- -----------------------------------------------------------------------------------------------------------
     Total Assets ........................   $  249.8  $ 439.6     $   21.1     $ (234.0)      $  476.5
===========================================================================================================

Current liabilities
     Accounts payable ....................   $     --  $  72.4     $    8.7     $     --       $   81.1
     Accrued payroll and benefits ........         --     35.3           --           --           35.3
     Other current liabilities ...........         --     49.4          2.1           --           51.5
- -----------------------------------------------------------------------------------------------------------
     Total current liabilities ...........         --    157.1         10.8           --          167.9
Long-term debt ...........................      400.0    407.6           --       (400.0)         407.6
Other liabilities ........................         --     50.2           --          1.0           51.2
- -----------------------------------------------------------------------------------------------------------
     Total Liabilities ...................      400.0    614.9         10.8       (399.0)         626.7
Owner's equity (deficit) .................     (150.2)  (175.3)        10.3        165.0         (150.2)
- -----------------------------------------------------------------------------------------------------------
     Total Liabilities and Owner's Deficit   $  249.8  $ 439.6     $   21.1     $ (234.0)      $  476.5
===========================================================================================================

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                         Twelve Weeks  Ended  March 22, 1996
- -----------------------------------------------------------------------------------------------------------
                                                                      Non-       Eliminations
                                                      Guarantor     Guarantor        &
                                              Parent Subsidiaries Subsidiaries   Adjustments  Consolidated
- -----------------------------------------------------------------------------------------------------------
Cash from (used in) operations ............... $  --    $  11.3       $  3.6        $   --      $   14.9
Investing Activities
     Capital expenditures ....................    --       (5.5)        (6.3)           --         (11.8)
     Other ...................................    --       (0.6)          --            --          (0.6)
     Advances from subsidiaries ..............  13.6         --           --         (13.6)           --
- -----------------------------------------------------------------------------------------------------------
     Cash from (used in) investing activities   13.6       (6.1)        (6.3)        (13.6)        (12.4)
- -----------------------------------------------------------------------------------------------------------
Financing Activities
     Repayments of  debt .....................    --       (0.4)          --            --          (0.4)
     Issuance of long-term debt ..............    --         --           --            --            --
     Partnership contributions(distributions),
       net....................................    --         --          2.7          (2.7)           --
     Transfers from parent, net ..............    --         --           --            --            --
- -----------------------------------------------------------------------------------------------------------
     Cash from (used in) financing activities     --       (0.4)         2.7          (2.7)         (0.4)
- -----------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash
     Equivalents ............................. $13.6    $   4.8        $  --         (16.3)      $   2.1
===========================================================================================================

                                                           Twelve Weeks  Ended  March 24, 1995
- -----------------------------------------------------------------------------------------------------------
                                                                      Non-       Eliminations
                                                      Guarantor     Guarantor        &
                                              Parent Subsidiaries Subsidiaries   Adjustments  Consolidated
- -----------------------------------------------------------------------------------------------------------
Cash from (used in) operations ............... $ (9.3)  $ (1.5)       $  1.0        $  9.3       $  (0.5)
Investing Activities
     Capital expenditures ....................     --     (5.4)           --            --          (5.4)
     Other ...................................     --      1.5            --            --           1.5
     Advances from subsidiaries ..............    8.3       --            --          (8.3)           --
- -----------------------------------------------------------------------------------------------------------
     Cash from (used in) investing activities     8.3     (3.9)           --          (8.3)         (3.9)
- -----------------------------------------------------------------------------------------------------------
Financing Activities
     Repayments of  long-term debt ...........     --     (0.1)           --            --          (0.1)
     Issuance of long-term debt ..............     --       --            --            --            --
     Partnership contributions(distributions),
       net....................................     --       --          (1.0)          1.0            --
     Transfers from parent, net ..............    1.0      1.0            --          (1.0)          1.0
- -----------------------------------------------------------------------------------------------------------
     Cash from (used in) financing activities     1.0      0.9          (1.0)           --           0.9
- -----------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash
     Equivalents ............................. $   --   $ (4.5)       $   --        $  1.0        $ (3.5)
===========================================================================================================

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Comparisons of results of operations for the first quarters of 1996 and 1995 are impacted by the transfer of six airport concessions contracts from Host Marriott Corporation to the Company on September 9, 1995. Prior to the transfer of these contracts, the Company had managed these concessions contracts and charged management fees based on a percentage of total revenues earned during the period by each airport. The revenues and operating costs and expenses of these six airport concessions contracts are included in operating results for the first quarter of 1996, but are excluded from operating results for the first quarter of 1995. The amount of revenues, operating costs and expenses, and operating profit before corporate expenses and interest of these six airport concessions contracts that was excluded from the operating results of the first quarter of 1995 was $12.4 million, $10.3 million, and $2.1 million, respectively. The Company recorded management fee income of $1.0 million for these contracts in the first quarter of 1995, which is included in revenues.

The Company also manages travel plaza concessions contracts on six tollroads for Host Marriott Tollroads, Inc. (a wholly owned subsidiary of Host Marriott Services Corporation). Management fees related to these travel plaza contracts are based on a percentage of total revenues earned during the period by each of the travel plazas.

Revenues. Revenues for the first quarter of 1996 increased by $39.2 million or 20% to $236.3 million compared to revenues of $197.1 million in the first quarter of 1995. Had the Company included the $12.4 million of revenues related to the six airport concessions contracts (net of the $1.0 million in management fees recorded as revenue) in the first quarter of 1995, revenues for the first quarter of 1996 would have increased by $27.8 million, or 13% over the same period of 1995.

The Company's revenue growth during the first quarter of 1996 was driven primarily by strong performance in the airport concessions business line. Airport concession revenues were up $42.8 million or 28% to $196.3 million for the first quarter of 1996 compared to $153.5 million for the first quarter of 1995. Domestic airport concession revenues increased by $33.1 million to $184.3 million for the first quarter of 1996 compared to $151.2 million for the first quarter of 1995. International airport revenues were $12.0 million for the first quarter of 1996, up substantially from the $2.3 million for the first quarter of last year. New contracts, primarily at Atlanta's Hartsfield International Airport and Amsterdam Airport Schiphol in the Netherlands, contributed $13.1 million of the airport concessions revenue increase, which was partially offset by a decrease of $2.7 million from closed or terminated facilities. Moderate increases in enplanements, and therefore customer traffic, had a positive impact on revenue growth throughout the airport concessions business line. The Air Transport Association (ATA) reported that U.S. airline industry enplanements for the first quarter of 1996 were up 4% over the comparable quarter a year ago. Also contributing toward revenue growth in the quarter was the severe winter weather throughout the United States. Flight delays caused by the weather resulted in longer visit times in the airport for air travelers, which translated into increased revenues from our food, beverage and retail concessions. Also contributing to the increase in revenues were moderate price increases implemented across all of our business lines during the first quarter of 1996. This was the first comprehensive price increase in the past three years.

Travel plaza concession revenues for the first quarter of 1996 were $26.1 million, a decrease of $1.8 million or 6% compared to the same quarter a year ago. Excluding revenues recorded during the first quarter of 1995 relating to a low margin gas contract on one tollroad and two unprofitable travel plazas on another tollroad, all of which the Company exited from in the fourth quarter of 1995, the travel plaza business line achieved 2% growth for the first quarter of 1996. Growth in travel plaza concessions revenues was constrained by a decline in tollroad traffic volumes due to harsh winter weather.

Sports and entertainment concession revenues, primarily consisting of merchandise, food and beverage sales at stadiums, arenas, and other tourist attractions, decreased by $2.1 million, to $11.6 million for the first quarter of 1996, from $13.7 million for the first quarter of 1995. This decrease is primarily a result of the loss of revenues reflecting the Company's exit from several hotel and casino gift shops in 1995, as reflected in the Company's announced plan to exit unprofitable entertainment concessions.

Management fee income for the first quarter of 1996 was $2.3 million, compared to $2.0 million for the first quarter of 1995. Travel plaza management fee income increased to $2.3 million for the first quarter of 1996, up from $1.0 million for the same quarter a year ago, reflecting significant increases in management fee percentages on all managed travel plaza concessions. There were no fees received from managing airport concessions contracts during the first quarter of 1996, as compared to $1.0 million for the first quarter of 1995. The airport management fees received during the first quarter of 1995 were related to six airport concessions contracts that were transferred from Host Marriott Corporation to the Company on September 9, 1995.

Operating Costs and Expenses. The Company's total operating costs and expenses were $221.9 million for the first quarter of 1996, or 93.9% of total revenues, compared to $189.5 million for the first quarter of 1995, or 96.1% of total revenues. The widening operating profit margin of 2.2% reflects operating leverage derived from revenue growth and improved cost management. Had the Company included the $10.3 million of operating costs and expenses related to the six airport concessions contracts in the first quarter of 1995, operating costs and expenses for the first quarter of 1996 would have increased by $22.1 million, or 11% over the same period of 1995.

Cost of sales for the first quarter of 1996 was $71.0 million, an increase of $10.6 million or 18% over the first quarter of last year. Cost of sales as a percentage of total revenues decreased slightly during the first quarter of 1996, partly due to the closure of a low margin gas contract on one tollroad during the fourth quarter of 1995, and the moderate price increases reflected above.

Payroll and benefits totaled $74.0 million during the first quarter of 1996, a 19% or $11.9 million increase over the first quarter of 1995. Payroll and benefits as a percentage of total revenues decreased slightly during the first quarter of 1996, partly due to improved cost management resulting from the restructuring.

Rent expense totaled $40.9 million for the first quarter of 1996, an increase of $7.1 million or 21% over the first quarter of 1995. Equipment rentals, which are related to a new point of sale and back office computer system that the Company is rolling out to each of its operating units, accounted for $1.2 million or 3% of this increase. This new technology is designed to improve customer service and provide our operating managers with timely access to statistical information to enable them to more effectively manage operating costs. The remaining increase in rent is attributable to increased revenues on contracts with rentals determined as a percentage of revenues.

Royalties expense for the first quarter of 1996 increased by 36% to $3.8 million from $2.8 million for the first quarter of last year. As a percentage of total revenues, royalties expense increased to 1.6% for the first quarter of 1996 compared to 1.4% for the first quarter of 1995. This slight increase is in line with the Company's continued introduction of branded concepts to its airport concessions operations. Branded facilities generate higher sales per square foot, which offset royalty payments required to operate the concepts.

Depreciation and amortization expense for the first quarter of 1996 was $10.6 million, up 8% compared to $9.8 million for the first quarter of 1995. As a percentage of revenues, depreciation and amortization decreased to 4.5% for the first quarter of 1996, down from 5.0% for the first quarter a year ago. This decrease reflects the reduction in the company's asset base from the $22.1 million write-down of long-lived assets recognized in the fourth quarter of 1995.

Other operating expenses were $21.6 million for the first quarter of 1996, a $1.0 million or 5% increase over the $20.6 million for the first quarter of 1995.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit before corporate expenses and interest increased to $14.4 million, or 6.1% of revenues for the first quarter of 1996, from $7.6 million, or 3.9% of revenues for the first quarter of 1995. Operating profits (losses) for airports, travel plazas and sports and entertainment, including management fees, were $15.4 million, $(1.4) million and $0.4 million, respectively, for the first quarter of 1996 as compared to $10.6 million, $(2.4) million and $(0.6) million, respectively, for the first quarter of 1995.

Corporate Expenses. Corporate expenses were $12.0 million for the first quarter of 1996, an increase of $1.8 million or 18% over the $10.2 million for the first quarter of 1995. The level of corporate expenses incurred during the first quarter of 1996 reflects increased general and administrative costs incurred to operate the Company on a stand-alone basis, as well as inflationary increases for existing corporate staff and additional payroll and benefits for a newly established in-house construction management department. Prior to 1996, the Company had purchased and capitalized construction management services from a third-party provider.

Interest Expense. Interest expense was $9.0 million for the first quarter of 1996, as compared to $9.4 million for the first quarter of 1995. This decrease is attributable to lower interest rates on the Company's debt as a result of the issuance of $400.0 million in Senior Notes at a fixed rate of 9.5%, which is nearly 100 basis points lower than the debt that it replaced. The favorable effect of these lower interest rates on interest expense was partially offset by additional interest costs associated with certain incremental debt that was incurred as a part of the Senior Notes issuance.

Benefit for Income Taxes. The benefit for income taxes for the first quarter of 1996 was $2.8 million as compared to a benefit of $4.1 million for the first quarter of last year.

Net Loss. The Company's net loss for the first quarter of 1996 was $3.8 million, compared to a net loss of $7.9 million for the first quarter of 1995.

EBITDA

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased $4.6 million, to $13.5 million in the first quarter of 1996, from $8.9 million in the first quarter of 1995. EBITDA was $12.2 million on a pro forma basis in the first quarter of 1995, which reflects the pro forma adjustments described under
Item 5 of Part II of this report. The Company believes that EBITDA is a meaningful measure of its operating performance and is used by certain investors to estimate the Company's ability to meet debt service requirements. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP").

The following is a reconciliation of EBITDA to net loss:

                                       Twelve Weeks Ended
- ----------------------------------------------------------
                                      March 22,  March 24,
                                        1996       1995
- ----------------------------------------------------------

EBITDA .............................   $  13.5  $   8.9
Interest expense ...................      (9.0)    (9.4)
(Provision) benefit for income taxes       2.8      4.1
Depreciation and amortization ......     (11.0)   (10.6)
Other non-cash items ...............      (0.1)    (0.9)
- ----------------------------------------------------------
NET LOSS ...........................   $  (3.8) $  (7.9)
==========================================================


Liquidity and Capital Resources

The Company funds its capital requirements with a combination of operating cash flow and debt financing. The Company believes that the financial resources generated from ongoing operations, and existing financing will be sufficient to enable it to meet its capital expenditure and debt service needs for the foreseeable future. However, certain events such as significant acquisitions would require additional financing. The Company currently is not pursuing any significant acquisitions; however, as opportunities arise, they will be evaluated and considered. Any such acquisitions will be funded from operations, or from additional funding as permitted under the Senior Notes Indenture discussed below.

The Company is required to make semi-annual cash interest payments on the Senior Notes at a fixed interest rate of 9.5%. The Company is not required to make principal payments on the Senior Notes until maturity except in the event of (i) certain changes in control or (ii) certain asset sales in which the proceeds are not invested in other properties within a specified period of time.

The Senior Notes mature in 2005 and are secured by a pledge of stock of, and fully and unconditionally guaranteed (limited only to the extent necessary to avoid such guarantees being considered a fraudulent conveyance under applicable law), on a joint and several basis by certain subsidiaries of the Company (the "Guarantors"). The Senior Notes Indenture contains covenants that, among other things, limit the ability of the Guarantors' to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell capital stock of the Guarantors, and enter into certain mergers and consolidations.

The First National Bank of Chicago ("First Chicago"), as agent for a group of participating lenders, has provided credit facilities ("Facilities") to the Company in an aggregate principal amount of $75.0 million for a 5-year term ("Total Commitment"). The Total Commitment consists of (i) a letter of credit facility in the amount of $40.0 million ("Letter of Credit Facility") for the issuance of financial and non-financial letters of credit and (ii) a revolving credit facility in the amount of $35.0 million ("Revolver Facility") for working capital and general corporate purposes other than hostile acquisitions. All borrowings under the Facilities are senior obligations of the Company and are secured by Host Marriott Services Corporation's (the Company's parent) pledge of, and a first perfected security interest in, all of the capital stock of the Company and certain of its subsidiaries.

The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Senior Notes Indenture, provided that dividends payable to Host Marriott Services Corporation are limited to 25% of the Company's consolidated net income and provided, further, that no dividends can be declared by the Company within 18 months after the closing date of the Facilities on December 20, 1995. The loan agreements also contain certain financial ratio and capital expenditure covenants. Outstanding borrowings under the Revolver Facility are also required to be repaid in full for 30 consecutive days during each fiscal year. Any indebtedness outstanding under the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, or the occurrence of certain events of default under the Senior Notes Indenture. As of March 22, 1996, and throughout the twelve weeks ended March 22, 1996, there was no outstanding indebtedness under the Revolver Facility and the Company was in compliance with the covenants described above.

The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital, totaled $4.5 million for the first quarter of 1996, as compared to cash used in operations, before changes in working capital, of $0.5 million for the first quarter of 1995.

The primary uses of cash in investing activities consist of capital expenditures and acquisitions. The Company incurs capital expenditures to build out new facilities, expand or re-concept existing facilities, and to maintain the quality and operations of existing facilities. The Company's capital expenditures, including acquisitions, in the first quarters of 1996 and 1995, totaled $11.8 million and $5.4 million, respectively. For the entire fiscal year of 1996, the Company expects to make capital expenditure investments of approximately $46.7 million in its core domestic airport and travel plaza business lines and approximately $16.6 million in growth markets and for a new financial system. The Company expects to fund these expenditures for 1996 with its operating cash flow.

The Company's cash used in financing activities in the first quarter of 1996 was $0.4 million, compared to cash provided by financing activities of $0.9 million for the first quarter of 1995.

At March 22, 1996, the Company's working capital resulted in its current liabilities exceeding its current assets by $37.8 million. As a cash driven business, the Company benefits from maintaining negative working capital. The working capital is managed throughout the year to effectively maximize the financial returns to the Company. The Company's revolving credit facility provides funds for liquidity, seasonal borrowing needs and other general corporate purposes.

Impairments of Long-Lived Assets

Effective September 9, 1995, the Company adopted SFAS No. 121, which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the estimated undiscounted future cash flows of the asset. In adopting SFAS No. 121 (and thereby changing its method of measuring long-lived asset impairments from a business-line basis to an individual operating-unit basis), the Company wrote down substantially all of the long-lived assets (primarily leasehold improvements and equipment) of 14 individual operating units in the fourth quarter of 1995. Approximately 43% of the total write-down of $22.1 million taken in the fourth quarter of 1995 related to one operating unit ($9.0 million). The total cash flow deficit from the 14 operating units is projected to be approximately $41.7 million during the remaining terms of the lease agreements, including $28.9 million related to the one operating unit.

Deferred Income Taxes

Realization of the net deferred tax assets totaling $77.7 million as of March 22, 1996, is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at March 22, 1996. Future levels of operating income and other taxable gains are dependent upon general economic and industry conditions, including airport and tollroad traffic, inflation, competition, and other factors beyond the Company's control, and no assurance can be given that sufficient taxable income will be generated for full utilization of these temporary deferred deductions. Management has considered these factors in reaching its conclusion that it is more likely than not that operating income will be sufficient to utilize these deferred deductions fully. The amount of the net deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are not achieved.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation

     The Company and its subsidiaries are involved in litigation incidental to their businesses. Such litigation is not considered by management to be significant and would not have a material adverse effect on the financial condition or results of operations of the Company or its subsidiaries.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (1)

(Unaudited, in millions)

                                                   First Quarter (1) (2)
- ----------------------------------------------------------------------------
                                                         1995       1995
                                                1996   Pro Forma  Historical
- ----------------------------------------------------------------------------

REVENUES .................................   $  236.3  $  210.3  $  197.1
- ----------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
     Cost of sales .......................       71.0      63.5      60.4
     Payroll and benefits ................       74.0      66.1      62.1
     Rent ................................       40.9      34.9      33.8
     Royalties ...........................        3.8       3.1       2.8
     Depreciation and amortization .......       10.6      10.5       9.8
     Other ...............................       21.6      19.4      20.6
- ----------------------------------------------------------------------------
       Total operating costs and expenses       221.9     197.5     189.5
- ----------------------------------------------------------------------------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
     AND INTEREST ........................       14.4      12.8       7.6

     Corporate expenses ..................       12.0      11.1      10.2
     Interest expense ....................        9.0       8.8       9.4
- ----------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES .................       (6.6)     (7.1)    (12.0)
      Provision (benefit) for income taxes       (2.8)     (2.4)     (4.1)
- ----------------------------------------------------------------------------
NET LOSS .................................   $   (3.8) $   (4.7) $   (7.9)
============================================================================

(1) Pro forma data for the first quarter of 1995 reflect (i) the elimination of the revenues and operating costs of three full-service hotels transferred to Host Marriott Corporation in connection with the spin-off of the Company and its parent, Host Marriott Services Corporation, on December 29, 1995, (ii) the elimination of the revenues, operating costs, and interest expense on capital leases related to certain former restaurant operations transferred to Host Marriott Corporation, (iii) recording of revenues and operating costs and expenses related to six airport concessions contracts transferred to the Company from Host Marriott Corporation in the fourth quarter of 1995, (iv) recording of management fee income for Host Marriott Corporation's retained restaurant operations, (v) adjustment to reduce interest expense to reflect the decrease in interest rates as a result of the issuance of the Senior Notes and to reflect additional interest expense on certain incremental debt, (vi) increase in general and administrative costs to operate the Company on a stand-alone basis, and (vii) the income tax impact of pro forma adjustments at statutory rates.
(2) Pro forma presentation reflects results as if the spin-off of the Company from Host Marriott Corporation and the related transactions had occurred at the beginning of 1995. Comparisons on a pro forma basis are better indicators of relative performance between quarters because historical results do not reflect the spin-off until the distribution date of December 29, 1995.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K:

     None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HOST INTERNATIONAL, INC.



May 6, 1996                         /s/ Brian W. Bethers
- ------------------                  --------------------------
Date                                Brian W. Bethers
                                    Vice President (Principal Financial Officer)