Form 10-Q/A
period 1996-03-22
HOST INTERNATIONAL INC /DE/
filed 1996-06-21
CIK 905042

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                         FORM 10-Q (Amendment No. 1)

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

     Exhibit Number      Description

     27                  Financial Data Schedule

(b)  Reports on Form 8-K:

     None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HOST INTERNATIONAL, INC.



June 21, 1996                         /s/ Brian W. Bethers
- ------------------                  --------------------------
Date                                Brian W. Bethers
                                    Vice President (Principal Financial Officer)