Form 10-Q
period 1996-06-14
HOST INTERNATIONAL INC /DE/
filed 1996-07-26
CIK 905042

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

           QUARTER ENDED JUNE 14, 1996 COMMISSION FILE NO. 33-95060

                            HOST INTERNATIONAL, INC.
                   (FORMERLY HOST MARRIOTT TRAVEL PLAZAS, INC.)


               DELAWARE                               52-1242334
       -------------------------        --------------------------------------
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
PART I.   FINANCIAL INFORMATION (UNAUDITED):

          Condensed Consolidated Statements of Operations -
            For the Twelve Weeks and Twenty-Four Weeks Ended
            June 14, 1996 and June 16, 1995                           3

          Condensed Consolidated Balance Sheets -
            As of June 14, 1996 and December 29, 1995                 4

          Condensed Consolidated Statements of Cash Flows -
            For the Twenty-Four Weeks Ended June 14, 1996 and
            June 16, 1995                                             5

          Condensed Consolidated Statement of Shareholder's Deficit -
            For the Twenty-Four Weeks Ended June 14, 1996             6

          Notes to Condensed Consolidated Financial Statements        7-13

          Management's Discussion and Analysis of Results of
            Operations and Financial Condition                        14-20

PART II.  OTHER INFORMATION AND SIGNATURE:

          Legal Proceedings                                           21

          Changes in Securities                                       21

          Defaults Upon Senior Securities                             21

          Submission of Matters to a Vote of Security Holders         21

          Other Information                                           22

          Exhibits and Reports on Form 8-K                            23

          Signature                                                   24

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions)


                                                            TWELVE WEEKS ENDED              TWENTY-FOUR WEEKS ENDED
                                                       ------------------------------    ------------------------------
                                                          JUNE 14,       JUNE 16,           JUNE 14,       JUNE 16,
                                                            1996           1995               1996           1995
- ------------------------------------------------------ --------------- -------------- -- --------------- --------------

REVENUES                                                     $258.5         $217.0             $494.8         $414.1
- ------------------------------------------------------ --------------- -------------- -- --------------- --------------

OPERATING COSTS AND EXPENSES
    Cost of sales                                              76.6           66.4              147.6          126.8
    Payroll and benefits                                       75.7           63.2              149.7          125.3
    Rent                                                       43.4           35.6               84.3           69.4
    Royalties                                                   4.5            3.3                8.3            6.1
    Depreciation and amortization                              11.0           11.3               21.6           21.1
    Other                                                      21.2           18.9               42.8           39.5
- ------------------------------------------------------ --------------- -------------- -- --------------- --------------

       Total operating costs and expenses                     232.4          198.7              454.3          388.2
- ------------------------------------------------------ --------------- -------------- -- --------------- --------------

OPERATING PROFIT BEFORE CORPORATE
    EXPENSES AND INTEREST                                      26.1           18.3               40.5           25.9

    Corporate expenses                                        (11.9)         (10.3)             (23.9)         (20.5)
    Interest expense                                           (9.3)          (9.3)             (18.5)         (18.8)
    Interest income                                             0.2            ---                0.4            0.1
- ------------------------------------------------------ --------------- -------------- -- --------------- --------------

INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                                      5.1           (1.3)              (1.5)         (13.3)
Provision (benefit) for income taxes                            2.1            0.9               (0.7)          (3.2)
- ------------------------------------------------------ --------------- -------------- -- --------------- --------------

INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM                                         3.0           (2.2)              (0.8)         (10.1)
Extraordinary item--loss on extinguishment of debt
    (net of related income tax benefit of $5.2                  ---           (9.6)               ---           (9.6)
    million)
- ------------------------------------------------------ --------------- -------------- -- --------------- --------------

NET INCOME (LOSS)                                            $  3.0         $(11.8)            $ (0.8)        $(19.7)
- ------------------------------------------------------ --------------- -------------- -- --------------- --------------


          See  notes  to  condensed   consolidated  financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions)


                                                                                   JUNE 14,          DECEMBER 29,
                                                                                     1996                1995
- ------------------------------------------------------------------------------ ----------------- -- ----------------

                                   ASSETS

Current assets:
   Cash and cash equivalents                                                          $  48.1             $  45.3
   Accounts receivable, net                                                              33.4                28.9
   Inventories                                                                           35.6                35.5
   Deferred income taxes                                                                 17.5                16.5
   Prepaid rent                                                                           4.5                 5.1
   Other current assets                                                                   2.0                 2.7
- ------------------------------------------------------------------------------ ----------------- -- ----------------

   Total current assets                                                                 141.1               134.0

Property and equipment, net                                                             244.6               239.6
Intangible assets                                                                        22.8                24.1
Deferred income taxes                                                                    62.1                58.4
Other assets                                                                             19.2                20.4
- ------------------------------------------------------------------------------ ----------------- -- ----------------

   Total assets                                                                       $ 489.8             $ 476.5
- ------------------------------------------------------------------------------ ----------------- -- ----------------


                    LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
   Accounts payable                                                                   $  86.3             $  81.1
   Accrued payroll and benefits                                                          37.8                35.3
   Current portion of long-term debt                                                      1.3                 1.2
   Other current liabilities                                                             54.7                50.3
- ------------------------------------------------------------------------------ ----------------- -- ----------------

   Total current liabilities                                                            180.1               167.9

Long-term debt                                                                          406.9               407.6
Other liabilities                                                                        53.7                51.2
- ------------------------------------------------------------------------------ ----------------- -- ----------------

   Total liabilities                                                                    640.7               626.7

Common stock, no par value, 100 shares authorized,
   issued and outstanding                                                                 ---                 ---
Additional paid-in capital                                                                ---                 ---
Retained deficit                                                                       (150.9)             (150.2)
- ------------------------------------------------------------------------------ ----------------- -- ----------------

   Total shareholder's deficit                                                         (150.9)             (150.2)
- ------------------------------------------------------------------------------ ----------------- -- ----------------

   Total liabilities and shareholder's deficit                                        $ 489.8             $ 476.5
- ------------------------------------------------------------------------------ ----------------- -- ----------------


        See  notes  to  condensed   consolidated  financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)


                                                                                     TWENTY-FOUR WEEKS ENDED
                                                                               -------------------------------------
                                                                                  JUNE 14,             JUNE 16,
                                                                                    1996                 1995
- ------------------------------------------------------------------------------ ----------------- -- ----------------

OPERATING ACTIVITIES
   Net loss                                                                            $ (0.8)             $(19.7)
   Extraordinary loss, net of taxes                                                       ---                 9.6
- ------------------------------------------------------------------------------ ----------------- -- ----------------
   Net loss before extraordinary item                                                    (0.8)              (10.1)

   Adjustments to reconcile net loss to cash from operations:
     Depreciation and amortization                                                       22.9                23.4
     Income taxes                                                                        (4.7)               (4.2)
     Other                                                                                0.5                 0.5
     Working capital changes:
       (Increase) decrease in accounts receivable                                        (4.7)                5.5
       (Increase) decrease in inventories                                                (0.1)                0.3
       (Increase) decrease in other current assets                                        1.3                 3.7
       Increase (decrease) in accounts payable and accruals                              14.9               (10.2)
- ------------------------------------------------------------------------------ ----------------- -- ----------------

   Cash provided by operations                                                           29.3                 8.9

INVESTING ACTIVITIES
   Capital expenditures                                                                 (23.8)              (19.8)
   Net proceeds from the sale of assets                                                   0.7                 0.8
   Other, net                                                                             1.0                 8.1
- ------------------------------------------------------------------------------ ----------------- -- ----------------

   Cash used in investing activities                                                    (22.1)              (10.9)

FINANCING ACTIVITIES
   Repayments of long-term debt                                                          (0.6)             (392.2)
   Issuance of long-term debt                                                             ---               390.1
   Transfers (to) from affiliates, net                                                   (3.8)                ---
   Transfers (to) from Host Marriott Corporation, net                                     ---                10.3
- ------------------------------------------------------------------------------ ----------------- -- ----------------

   Cash (used in) provided by financing activities                                       (4.4)                8.2

INCREASE IN CASH AND CASH EQUIVALENTS                                                     2.8                 6.2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           45.3                24.6
- ------------------------------------------------------------------------------ ----------------- -- ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 48.1              $ 30.8
- ------------------------------------------------------------------------------ ----------------- -- ----------------



        See  notes  to  condensed   consolidated  financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT (UNAUDITED) TWENTY-FOUR WEEKS ENDED JUNE 14, 1996
(In millions)


                                                                 ADDITIONAL
                                                 COMMON           PAID-IN           RETAINED
                                                 STOCK            CAPITAL           DEFICIT           TOTAL
- -------------------------------------------- ----------------- ---------------- ----------------- -----------------

Balance, December 29, 1995                         $    ---         $    ---           $(150.2)          $(150.2)
   Net loss                                             ---              ---              (0.8)             (0.8)
   Foreign exchange translation adjustment              ---              ---               0.1               0.1
- -------------------------------------------- ----------------- ---------------- ----------------- -----------------

BALANCE, JUNE 14, 1996                             $    ---         $    ---           $(150.9)          $(150.9)
- -------------------------------------------- ----------------- ---------------- ----------------- -----------------



      See  notes  to  condensed   consolidated  financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT AS WHERE INDICATED)


1. The accompanying condensed consolidated financial statements of Host International, Inc. (the "Company", a wholly owned subsidiary of Host Marriott Services Corporation) and its subsidiaries, have been prepared without audit. Six airport concessions contracts were transferred to the Company from Host Marriott Corporation during the second half of 1995. The revenues and operating costs and expenses of these six airport concessions contracts are included in the operating results for the twelve weeks and twenty-four weeks ("first half") ended June 14, 1996, but are excluded from operating results for the same periods in 1995. Prior to the transfer of these contracts, the Company managed these six airport concessions contracts for Host Marriott Corporation and received an agreed-upon management fee for such management services. The Company also manages travel plazas on six tollroads for Host Marriott Tollroads, Inc. (a wholly owned subsidiary of Host Marriott Services Corporation) and receives management fees for such services. Base management fees are determined as a percentage of revenues, with additional incentive management fees determined as a percentage of available cash flow.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995. Capitalized terms not otherwise defined herein have the meanings specified in the Annual Report on Form 10-K.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 14, 1996 and December 29, 1995 and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

     A supplemental pro forma statement of operations for the twelve and twenty-four weeks ended June 16, 1995, is included in Part II herein, as if the spin-off of the Company from Host Marriott Corporation and the transactions related to the spin-off occurred at the beginning of 1995. The preparation of the historical and pro forma consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

2. The Company is required to adopt SFAS No. 123, "Accounting for Stock-Based Compensation," no later than its fiscal year ending January 3, 1997. Management expects to adopt SFAS No. 123 utilizing the method which provides for disclosure of the impact of stock-based compensation grants.

3. In October 1995, management approved a plan to involuntarily terminate certain employees as part of a restructuring. The plan is expected to result in the termination of approximately 300 employees, primarily representing operations personnel in management, accounting and human resources positions. Termination benefits accrued and charged to expense during the fourth quarter of 1995 amounted to $11.6 million. Actual termination benefits paid and charged against the liability as of June 14, 1996 were $2.9 million. The number of employees actually terminated as of June 14, 1996 was 109.

     Also as part of the restructuring, the Company committed to a plan to exit certain activities that will result in costs, other than employee termination costs, that have no future economic benefit to the Company. The Company has plans to close ten retail concessions stores that are included in the sports and entertainment business line and as of June 14, 1996, three of the ten stores had been closed. Lease cancellation penalty fees and related costs accrued and charged to expense during the fourth quarter of 1995 amounted to $2.9 million. Actual penalty fees or related costs paid and charged against the liability as of June 14, 1996 were $75 thousand.

4.   SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION
     Certain subsidiaries of the Company guarantee the Senior Notes. The separate financial statements of each guaranteeing subsidiary (together, the "Guarantor Subsidiaries") are not presented because the Company's management has concluded that such separate financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly owned subsidiary of the Company. Certain of the Company's controlled affiliates, in which the Company owns between 50% and 90% interest, are not guarantors of the Senior Notes. The ability of the Company's Non-Guarantor Subsidiaries to make dividends to the Company is restricted to the extent of the minority interests' share in the affiliates' combined net assets. There is no subsidiary of the Company the capital stock of which comprises a substantial portion of the collateral for the Senior Notes within the meaning of Rule 3-10 of Regulation S-X. The following condensed consolidating financial information sets forth the results of operations, combined financial position, and cash flows of the parent, Guarantor Subsidiaries and Non-guarantor Subsidiaries. Certain reclassifications were made to conform all of the supplemental information to the financial presentation on a consolidated basis. The principal eliminating and adjusting entries reflect (i) Company debt and related interest charges reflected in the financial statements of the Company (as obligor) and also the Guarantor Subsidiaries, (as guarantors), (ii) investments, advances and equity in earnings in subsidiaries, and (iii) the minority interests' equity interests in the partnership distributions and the minority interest liabilities.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(IN MILLIONS)

                                                               TWELVE WEEKS ENDED JUNE 14, 1996
                                           ----------------------------------------------------------------------------
                                                                            NON-        ELIMINATIONS
                                                          GUARANTOR       GUARANTOR          &
                                             PARENT      SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS     CONSOLIDATED
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Revenues                                     $   ---          $232.4          $ 26.1        $   ---           $258.5
Operating costs and expenses                     ---           207.7            24.7            ---            232.4
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Operating profit before corporate
   expenses and interest                         ---            24.7             1.4            ---             26.1
Corporate expenses                               ---           (11.9)            ---            ---            (11.9)
Interest expense                                (9.3)           (9.3)            ---            9.3             (9.3)
Interest income                                  0.2             0.2             ---           (0.2)             0.2
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Income (loss) before income taxes
   and extraordinary item                       (9.1)            3.7             1.4            9.1              5.1
Provision (benefit) for income taxes             2.1             2.1             ---           (2.1)             2.1
Equity interest in affiliates                   14.2             ---             ---          (14.2)             ---
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Income (loss) before extraordinary item          3.0             1.6             1.4           (3.0)             3.0
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------


                                                                TWELVE WEEKS ENDED JUNE 16, 1995
                                           ----------------------------------------------------------------------------
                                                                            NON-        ELIMINATIONS
                                                          GUARANTOR       GUARANTOR          &
                                             PARENT      SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS     CONSOLIDATED
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Revenues                                     $   ---          $195.0          $ 22.0        $   ---           $217.0
Operating costs and expenses                     ---           177.7            21.0            ---            198.7
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Operating profit before corporate
   expenses and interest                         ---            17.3             1.0            ---             18.3
Corporate expenses                               ---           (10.3)            ---            ---            (10.3)
Interest expense                                (9.3)           (9.3)            ---            9.3             (9.3)
Interest income                                  ---             ---             ---            ---              ---
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Income (loss) before income taxes
   and extraordinary item                       (9.3)           (2.3)            1.0            9.3             (1.3)
Provision (benefit) for income taxes             0.9             0.9             ---           (0.9)             0.9
Equity interest in affiliates                    8.0             ---             ---           (8.0)             ---
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Income (loss) before extraordinary item         (2.2)           (3.2)            1.0            2.2             (2.2)
Extraordinary item--loss on
   extinguishment of debt (net of related
   income tax benefit of $5.2 million)          (9.6)           (9.6)            ---            9.6             (9.6)
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Net income (loss)                             $(11.8)         $(12.8)         $  1.0         $ 11.8           $(11.8)
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------

(IN MILLIONS)

                                                              TWENTY-FOUR WEEKS ENDED JUNE 14, 1996
                                           ----------------------------------------------------------------------------
                                                                            NON-        ELIMINATIONS
                                                          GUARANTOR       GUARANTOR          &
                                             PARENT      SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS     CONSOLIDATED
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Revenues                                     $   ---          $440.7          $ 54.1        $   ---           $494.8
Operating costs and expenses                     ---           403.8            50.5            ---            454.3
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Operating profit before corporate
   expenses and interest                         ---            36.9             3.6            ---             40.5
Corporate expenses                               ---           (23.9)            ---            ---            (23.9)
Interest expense                               (18.5)          (18.5)            ---           18.5            (18.5)
Interest income                                  0.4             0.4             ---           (0.4)             0.4
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Income (loss) before income taxes
   and extraordinary item                      (18.1)           (5.1)            3.6           18.1             (1.5)
Provision (benefit) for income taxes            (0.7)           (0.7)            ---            0.7             (0.7)
Equity interest in affiliates                   16.6             ---             ---          (16.6)             ---
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Net income (loss)                             $ (0.8)         $ (4.4)         $  3.6         $  0.8           $ (0.8)
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------



                                                              TWENTY-FOUR WEEKS ENDED JUNE 16, 1995
                                           ----------------------------------------------------------------------------
                                                                            NON-        ELIMINATIONS
                                                          GUARANTOR       GUARANTOR          &
                                             PARENT      SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS     CONSOLIDATED
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Revenues                                     $   ---          $373.1          $ 41.0        $   ---           $414.1
Operating costs and expenses                     ---           349.2            39.0            ---            388.2
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Operating profit before corporate
   expenses and interest                         ---            23.9             2.0            ---             25.9
Corporate expenses                               ---           (20.5)            ---            ---            (20.5)
Interest expense                               (18.8)          (18.8)            ---           18.8            (18.8)
Interest income                                  0.1             0.1             ---           (0.1)             0.1
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Income (loss) before income taxes
   and extraordinary item                      (18.7)          (15.3)            2.0           18.7            (13.3)
Provision (benefit) for income taxes            (3.2)           (3.2)            ---            3.2             (3.2)
Equity interest in affiliates                    5.4             ---             ---           (5.4)             ---
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Income (loss) before extraordinary item        (10.1)          (12.1)            2.0           10.1            (10.1)
Extraordinary item--loss on
   extinguishment of debt (net of related
   income tax benefit of $5.2 million)          (9.6)           (9.6)            ---            9.6             (9.6)
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Net income (loss)                             $(19.7)         $(21.7)         $  2.0         $ 19.7           $(19.7)
- ------------------------------------------ ------------ --------------- -------------- --------------- ----------------

                                       10

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

                                                                        JUNE 14, 1996
                                        -------------------------------------------------------------------------------
                                                                            NON-        ELIMINATIONS
                                                          GUARANTOR       GUARANTOR          &
                                           PARENT       SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS     CONSOLIDATED
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Current assets:
   Cash and cash equivalents               $   30.8         $   15.1        $    2.2       $    ---          $  48.1
   Other current assets                         ---             82.0            11.0            ---             93.0
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

   Total current assets                        30.8             97.1            13.2            ---            141.1

Property and equipment, net                     ---            229.2            15.4            ---            244.6
Other assets                                    ---            104.1             ---            ---            104.1
Investments in subsidiaries                   218.3              ---             ---         (218.3)             ---
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Total Assets                                $ 249.1          $ 430.4         $  28.6        $(218.3)         $ 489.8
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Current liabilities:
   Accounts payable                         $   ---          $  72.8         $  13.5        $   ---          $  86.3
   Accrued payroll and benefits                 ---             37.8             ---            ---             37.8
   Other current liabilities                    ---             56.0             ---            ---             56.0
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

   Total current liabilities                    ---            166.6            13.5            ---            180.1

Long-term debt                                400.0            406.9             ---         (400.0)           406.9
Other liabilities                               ---             50.6             ---            3.1             53.7
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

   Total Liabilities                          400.0            624.1            13.5         (396.9)           640.7

Owner's equity (deficit)                     (150.9)          (193.7)           15.1          178.6           (150.9)
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Total Liabilities and Owner's Deficit       $ 249.1          $ 430.4         $  28.6        $(218.3)         $ 489.8
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

(IN MILLIONS)

                                                                      DECEMBER 29, 1995
                                        -------------------------------------------------------------------------------
                                                                            NON-        ELIMINATIONS
                                                          GUARANTOR       GUARANTOR          &
                                           PARENT       SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS     CONSOLIDATED
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Current assets:
   Cash and cash equivalents                $  15.8          $  27.3          $ 2.2        $    ---          $  45.3
   Other current assets                         ---             80.0            8.7             ---             88.7
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

   Total current assets                        15.8            107.3           10.9             ---            134.0

Property and equipment, net                     ---            229.4           10.2             ---            239.6
Other assets                                    ---            102.9            ---             ---            102.9
Investments in subsidiaries                   234.0              ---            ---          (234.0)             ---
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Total Assets                                $ 249.8          $ 439.6          $21.1         $(234.0)         $ 476.5
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Current liabilities:
   Accounts payable                        $    ---          $  72.4          $ 8.7        $    ---          $  81.1
   Accrued payroll and benefits                 ---             35.3            ---             ---             35.3
   Other current liabilities                    ---             49.4            2.1             ---             51.5
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

   Total current liabilities                    ---            157.1           10.8             ---            167.9

Long-term debt                                400.0            407.6            ---          (400.0)           407.6
Other liabilities                               ---             50.2            ---             1.0             51.2
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

   Total Liabilities                          400.0            614.9           10.8          (399.0)           626.7

Owner's equity (deficit)                     (150.2)          (175.3)          10.3           165.0           (150.2)
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Total Liabilities and Owner's Deficit       $ 249.8          $ 439.6          $21.1         $(234.0)         $ 476.5
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(IN MILLIONS)

                                                            TWENTY-FOUR WEEKS ENDED JUNE 14, 1996
                                        -------------------------------------------------------------------------------
                                                                            NON-        ELIMINATIONS
                                                          GUARANTOR       GUARANTOR          &
                                           PARENT       SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS     CONSOLIDATED
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Cash from (used in) operations             $  (18.1)         $  24.0        $   5.3        $   18.1          $  29.3
Investing activities:
   Capital expenditures                         ---            (17.4)          (6.4)            ---            (23.8)
   Other                                        ---              1.7            ---             ---              1.7
   Advances from subsidiaries                  15.0              ---            ---           (15.0)             ---
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------
   Cash from (used in)
     investing activities                      15.0            (15.7)          (6.4)          (15.0)           (22.1)
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Financing activities:
   Repayments of debt                          (0.6)            (0.6)           ---             0.6             (0.6)
   Issuance of long-term debt                   ---              ---            ---             ---              ---
   Partnership contributions
     (distributions, net)                       ---              ---            1.1            (1.1)             ---
   Transfers (to) from affiliates, net         (3.8)            (3.8)           ---             3.8             (3.8)
   Transfers (to) from Host Marriott
      Corporation, net                          ---              ---            ---             ---              ---
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------
   Cash from (used in)
     financing activities                      (4.4)            (4.4)           1.1             3.3             (4.4)
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Increase (decrease) in cash and
   cash equivalents                         $  (7.5)         $   3.9        $   ---          $  6.4          $   2.8
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------


                                                            TWENTY-FOUR WEEKS ENDED JUNE 16, 1995
                                        -------------------------------------------------------------------------------
                                                                            NON-        ELIMINATIONS
                                                          GUARANTOR       GUARANTOR          &
                                           PARENT       SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS     CONSOLIDATED
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Cash from (used in) operations             $  (18.7)         $   2.9        $   6.0         $  18.7          $    8.9
Investing activities:
   Capital expenditures                         ---            (19.8)           ---             ---            (19.8)
   Other                                        ---              8.9            ---             ---              8.9
   Advances from subsidiaries                  10.5              ---            ---           (10.5)             ---
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------
   Cash from (used in)
     investing activities                      10.5            (10.9)           ---           (10.5)           (10.9)
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Financing activities:
   Repayments of debt                        (392.2)          (392.2)           ---           392.2           (392.2)
   Issuance of long-term debt                 390.1            390.1            ---          (390.1)           390.1
   Partnership contributions
     (distributions, net)                       ---              ---           (3.0)            3.0              ---
   Transfers (to) from affiliates, net          ---              ---            ---             ---              ---
   Transfers from Host Marriott
     Corporation, net                          10.3             10.3            ---           (10.3)            10.3
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------
   Cash from (used in)
     financing activities                       8.2              8.2           (3.0)           (5.2)             8.2
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Increase (decrease) in cash and
   cash equivalents                         $   ---          $   0.2        $   3.0         $   3.0          $   6.2
- --------------------------------------- -------------- ---------------- -------------- --------------- ----------------

                                       13

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

Comparisons of results of operations for the second quarter and twenty-four weeks ("first half") of 1996 and 1995 are impacted by the transfer of six airport concessions contracts from Host Marriott Corporation to the Company during the second half of 1995. Prior to the transfer of these contracts, the Company had managed these concessions contracts and charged management fees based on a percentage of total revenues earned during the period by each airport. The revenues and operating costs and expenses of these six airport concessions contracts are included in operating results for the second quarter and first half of 1996, but are excluded from operating results for the same periods of 1995. The amount of revenues, operating costs and expenses, and operating profit before corporate expenses and interest of these six airport concessions contracts that was excluded from the operating results of the second quarter of 1995 was $12.6 million, $11.0 million, and $1.6 million, respectively. The amount of revenues, operating costs and expenses, and operating profit before corporate expenses and interest of the aforementioned six airport concessions excluded from operating results of the first half of 1995 was $25.0 million, $21.3 million, and $3.7 million, respectively. The Company recorded management fee income of $1.3 million and $2.3 million for these contracts in the second quarter and first half of 1995, respectively, which is included in revenues.

The Company also manages travel plaza concessions contracts on six tollroads for Host Marriott Tollroads, Inc. (a wholly owned subsidiary of Host Marriott Services Corporation). Base management fees related to these travel plaza contracts are based on a percentage of total revenues earned during the period by each of the travel plazas, with additional incentive management fees determined as a percentage of available cash flow.

REVENUES. Revenues for the second quarter of 1996 increased by $41.5 million, or 19.1% to $258.5 million compared with revenues of $217.0 million in the second quarter of 1995. Revenues for the first half of 1996 totaled $494.8 million, an increase of $80.7 million, or 19.5% from $414.1 million during the same period in 1995. Had the Company included the $12.6 million and $25.0 million of revenues related to the six airport concessions contracts, offset by the $1.3 million and $2.3 million in management fees recorded as revenue in the second quarter and first half of 1995, respectively, revenues for the second quarter and first half of 1996 would have increased by $30.2 million (13.2%) and $58.0 million (13.3%), respectively, over the same periods of 1995.

AIRPORTS
The Company's revenue growth during the second quarter of 1996, excluding the impact of the transfer of six airport concessions contracts, was driven primarily by strong performance in the airport concessions business line. Airport concession revenues were up $43.5 million, or 26.7% to $206.7 million for the second quarter of 1996 compared with $163.2 million for the same period in 1995. Domestic airport concession revenues increased by $32.8 million to $193.3 million for the second quarter of 1996 compared to $160.5 million for the same period in 1995. Had the Company included the $12.6 million of revenues, offset by $1.3 million in management fees, related to the six transferred airport concessions contracts in the second quarter of 1995, total airport revenues and domestic airport revenues for the second quarter of 1996 would have increased by 18.5% and 12.5%, respectively. International airport revenues were $13.4 million for the second quarter of 1996, up substantially from the $2.7 million for the second quarter of last year. New contracts, primarily at Atlanta's Hartsfield International Airport and Amsterdam Airport Schiphol, contributed significantly to the revenue increase. Excluding the effects of these new contracts and contracts undergoing significant construction of new facilities, revenues at comparable airport locations grew by 15% in the second quarter of 1996. Strong comparable revenue growth can be attributed to an estimated 7% growth in passenger enplanements and an estimated 8% growth in revenue per enplaned passenger ("RPE") at airports in which the Company operates. The Company has benefited from annual passenger enplanement growth in excess of the FAA forecast released in March of 1996, which projected annual passenger enplanement growth of 4.5% through the year 2000. The growth in RPE can be attributed to the addition of new branded locations, moderate increases in menu prices and benefits from other strategic initiatives.

Growth in revenues for the first half of 1996 was also due to strong performance in the airport concessions business line with airport revenues totaling $403.0 million during the period, an increase of $86.3 million, or 27.2% from the same period in 1995. Domestic airport concessions revenues increased by $65.9 million, or 21.1%, to $377.6 million for the first half of 1996 compared with $311.7 million for the first half of 1995. Had the Company included the $25.0 million of revenues, offset by $2.3 million in management fees related to the six transferred airport concessions contracts in the first half of 1995, total airport revenues and domestic airport revenues for the first half of 1996 would have increased by 18.7% and 12.9%, respectively. International airport revenues totaled $25.4 million and $5.0 million for the first twenty-four weeks of 1996 and 1995, respectively. On a year-to-date basis, the new contracts at Atlanta's Hartsfield International Airport and Amsterdam Airport Schiphol in the Netherlands, contributed significantly to the airport concessions revenue increase. Excluding the effects of these new contracts and contracts undergoing significant construction of new facilities, revenues at comparable airport locations grew by 14% in the first half of 1996. Increased revenues during the first half of 1996 reflect the aforementioned second quarter growth in passenger enplanements and RPE. The severe winter weather throughout the United States caused flight delays during the first quarter of 1996 which resulted in longer visit times in the airport for air travelers, and translated into increased revenues from the Company's food, beverage and retail concessions. Moderate price increases implemented across all of the Company's business lines during the first quarter of 1996 was another factor creating increased revenues.

TRAVEL PLAZAS
Travel plaza concession revenues for the second quarter of 1996 were $36.1 million, a decrease of $2.3 million compared to the same quarter a year ago. Excluding revenues recorded during the second quarter of 1995 relating to a low margin gas contract on one tollroad and a minor food and beverage contract on another tollroad, both of which the Company exited from in the fourth quarter of 1995, the travel plaza business line achieved 1.1% growth for the second quarter of 1996. This growth was the result of moderate increases in tollroad traffic and prices.

Travel plaza concession revenues for the first half of 1996 and 1995 totaled $62.2 million and $66.3 million, respectively, a decrease of $4.1 million. Excluding the revenues related to the aforementioned tollroad contracts exited during the fourth quarter of 1995, the travel plaza business line achieved 1.0% growth for the first half of 1996. Growth in travel plaza concessions revenues on a year-to-date basis was constrained by a decline in tollroad traffic volumes in the first quarter of 1996 due to harsh winter weather.

SPORTS AND ENTERTAINMENT
Sports and entertainment concession revenues, primarily consisting of merchandise, food and beverage sales at stadiums, arenas, and other tourist attractions, increased by $0.2 million, to $12.2 million for the second quarter of 1996, from $12.0 million for the same period in 1995. Sports and entertainment concession revenues totaled $23.8 million and $25.7 million for the first half of 1996 and 1995, respectively, a decrease of $1.9 million, or 7.4%. These decreases were a result of the Company's exit from several hotel and casino gift shops in 1995 and in the first half of 1996, as reflected in the Company's announced plan to exit unprofitable entertainment concessions.

SHOPPING MALLS
During the first quarter of 1996, the Company announced a contract to operate the food and beverage outlets at the Ontario Mills Outlet Mall in Southern California with operations anticipated to begin in late November. The Company recently announced a definitive agreement on a second deal with The Mills Corporation to operate the food and beverage locations at the Grapevine Mills Outlet Mall outside of Dallas, Texas. The mall is expected to open in the Fall of 1997, and the Company's operations will be similar in size and scope to the Ontario Mills Outlet Mall project.

MANAGEMENT FEE INCOME. Management fee income for the second quarter and first half of 1996 was $3.5 million and $5.8 million, respectively, compared with $3.4 million and $5.4 million for the same periods of 1995. Travel plaza management fee income increased to $3.4 million and $5.7 million for the second quarter and first half of 1996, respectively, up from $2.0 million and $3.0 million for the same periods a year ago, reflecting significant increases in management fee percentages on all managed travel plaza concessions. There were no fees received from managing airport concessions contracts during the second quarter and first half of 1996, as compared to

$1.3 million and $2.3 million for the second quarter and first half of 1995, respectively. The airport management fees received during the second quarter and first half of 1995 were related to six airport concessions contracts that were transferred from Host Marriott Corporation to the Company on during the second half of 1995.

OPERATING COSTS AND EXPENSES. The Company's total operating costs and expenses were $232.4 million for the second quarter of 1996, or 89.9% of total revenues, compared with $198.7 million for the second quarter of 1995, or 91.6% of total revenues. Operating costs and expenses totaled $454.3 million for the first half of 1996, or 91.8% of total revenues, compared with $388.2 million, or 93.7% of total revenues for the same period in 1995. The improved operating profit margins quarter-to-quarter and year-to-date of 1.7% and 1.9%, respectively, reflect operating leverage derived from revenue growth and improved cost management.

Cost of sales for the second quarter of 1996 was $76.6 million, an increase of $10.2 million or 15.4% over the second quarter of last year. Cost of sales as a percentage of total revenues decreased 100 basis points during the second quarter of 1996, most notably due to only moderate increases in merchandise and promotion costs. Also contributing to the improved cost of sales margin was the closure of a low margin gas contract on one tollroad during the fourth quarter of 1995, and moderate price increases described above. Cost of sales for the first half of 1996 increased $20.8 million, or 16.4% from $126.8 million in 1995 to $147.6 million in 1996. Cost of sales as a percentage of total revenues decreased 80 basis points for the first half of 1996 due to the aforementioned minimal increases in merchandise and promotion costs, the closure of the low margin gas contract and moderate price increases.

Payroll and benefits totaled $75.7 million during the second quarter of 1996, a 19.8% or $12.5 million increase over the second quarter of 1995. Payroll and benefits as a percentage of total revenues for the second quarter of 1996 increased 20 basis points when compared with the same period in 1995. Payroll and benefits totaled $149.7 million for the first half of 1996, an increase of $24.4 million, or 19.5% when compared to the same period in 1995. Although total payroll and benefits increased, the payroll and benefits margin for the first half of 1996 was level with the payroll and benefits margin for the first half of 1995.

Rent expense totaled $43.4 million for the second quarter of 1996, an increase of $7.8 million or 21.9% over the second quarter of 1995. Rent expense for the first half of 1996 increased $14.9 million, or 21.5% to $84.3 million from $69.4 million for the same period in 1995. Equipment rentals, which are related to a new point of sale and back office computer system that the Company is rolling out to each of its operating units, accounted for $0.9 million, or 11.5%, and $2.2 million, or 14.8%, of the rent expense increases, respectively. This new technology is designed to improve customer service and provide the Company's operating managers with timely access to sales information to enable them to more effectively manage operating costs. This new technology combined with a new accounting system to be installed in late 1996 is expected to generate operating cost savings during 1997 to offset the increased equipment rent expense. The remaining increase in rent is attributable to increased revenues on contracts with rentals determined as a percentage of revenues.

Royalties expense for the second quarter of 1996 increased by 36.4% to $4.5 million from $3.3 million for the second quarter of last year. As a percentage of total revenues, royalties expense increased to 1.7% for the second quarter of 1996 compared with 1.5% for the second quarter of 1995. Royalties expense totaled $8.3 million and $6.1 million for the first half of 1996 and 1995, respectively, an increase of $2.2 million, or 36.1%. These increases reflect the Company's continued introduction of branded concepts to its airport concessions operations. Branded facilities generate higher sales per square foot which offset royalty payments required to operate the concepts.

Depreciation and amortization expense included in operating costs and expenses for the second quarter of 1996 was $11.0 million, down 2.7% compared with $11.3 million for the second quarter of 1995. Depreciation and amortization increased $0.5 million when comparing year-to-date 1996 and 1995.

Other operating expenses were $21.2 million for the second quarter of 1996, a $2.3 million, or 12.2% increase over the $18.9 million total for the second quarter of 1995. Other operating expenses totaled $42.8 million for the first half of 1996, an increase of $3.3 million, or 8.4% when compared with the same period in 1995. As a percentage of total revenues, other operating expenses decreased 50 basis points and 90 basis points for the second quarter and first half of 1996, respectively, when compared with the same periods in 1995, primarily due to operating leverage.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit before corporate expenses and interest increased to $26.1 million, or 10.1% of revenues for the second quarter of 1996, from $18.3 million, or 8.4% of revenues for the second quarter of 1995. Operating profits for airports and travel plazas were $20.0 million and $4.4 million, respectively, for the second quarter of 1996 as compared with $14.9 million and $3.7 million, respectively, for the second quarter of 1995. Operating profits for sports and entertainment totaled $1.7 million for the second quarter of 1996 compared with operating losses of $0.3 million for the same period in 1995.

Operating profit for the twenty-four weeks ended June 14, 1996 totaled $40.5 million, or 8.2% of revenues, an increase of $14.6 million, or 56.4%, from $25.9 million, or 6.3% of revenues for the same period in 1995. Operating profit for airports and travel plazas year-to-date 1996 were $35.4 million and $3.0 million, respectively, as compared with $25.4 million and $1.3 million for the same period in 1995. Operating profit for sports and entertainment for the first half of 1996 totaled $2.1 million compared with operating losses of $0.8 million in 1995.

CORPORATE EXPENSES. Corporate expenses were $11.9 million for the second quarter of 1996, an increase of $1.6 million or 15.5% over the $10.3 million for the second quarter of 1995. Year-to-date corporate expenses totaled $23.9 million and $20.5 million for 1996 and 1995, respectively. The level of corporate expenses incurred during the second quarter and first half of 1996 reflect increased general and administrative costs incurred to operate the Company on a stand-alone basis, as well as inflationary increases for existing corporate staff and additional payroll and benefits for a newly established in-house architectural and construction management department. Prior to 1996, the Company had purchased and capitalized construction management services from a third-party provider.

INTEREST EXPENSE. Interest expense was $9.3 million and $18.5 million for the second quarter and first half of 1996, respectively, as compared with $9.3 million and $18.8 million for the same periods of 1995. Interest expense was reduced by lower interest rates on the Company's debt as a result of the issuance of $400.0 million in Senior Notes at a fixed rate of 9.5%, which is nearly 100 basis points lower than the debt that it replaced. The favorable effect of these lower interest rates on interest expense was offset by the cost of incremental debt that was incurred as a part of the Senior Notes issuance, the cost of debt assumed in the acquisition of the Schiphol contract, as well as an increased level of amortization of deferred financing costs.

INTEREST INCOME. Interest income totaled $0.2 million and $0.4 million for the second quarter and first half of 1996, respectively, compared with $36 thousand and $0.1 million for the same periods in 1995. These increases were primarily due to the Company accelerating the transfer of cash balances from local depository accounts to corporate interest bearing consolidation accounts.

INCOME TAXES. The provision for income taxes for the second quarter of 1996 and 1995 was $2.1 million and $0.9 million, respectively. Income tax benefits totaled $0.7 million and $3.2 million for the first twenty-four weeks of 1996 and 1995, respectively.

EXTRAORDINARY ITEM. During the second quarter of 1995, the Company recognized an extraordinary loss of $14.8 million ($9.6 million after taxes) in connection with the redemption and defeasance of the Host Marriott Hospitality, Inc. Senior Notes. This loss primarily represented premiums of $7.0 million paid on the redemptions and the write-off of $7.8 million of deferred financing costs on the Hospitality Notes.

NET INCOME (LOSS). The Company's net income for the second quarter of 1996 was $3.0 million compared with a net loss of $11.8 million for the second quarter of 1995. Net loss for the first half of 1996 and 1995 totaled $0.8 million and $19.7 million, respectively.

EBITDA

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased $6.1 million, or 30.0%, to $26.4 million in the second quarter of 1996. EBITDA totaled $39.9 million and $29.2 million for the first half of 1996 and 1995, respectively, an increase of $10.7 million, or 36.6%. The quarter-to-quarter and year-to-date comparisons reflect the impact of improved operating results in 1996. The Company believes that EBITDA is a meaningful measure of its operating performance and is used by certain investors to estimate the Company's ability to meet debt service requirements. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP").

The following is a reconciliation of EBITDA to net income (loss):

                                                           TWELVE WEEKS ENDED             TWENTY-FOUR WEEKS ENDED
                                                     -------------------------------   -------------------------------
                                                        JUNE 14,        JUNE 16,          JUNE 14,        JUNE 16,
(IN MILLIONS)                                             1996            1995              1996            1995
- ---------------------------------------------------- --------------- --------------- - --------------- ---------------

EBITDA                                                     $ 26.4          $ 20.3            $ 39.9          $ 29.2
Interest expense                                             (8.9)           (9.1)            (17.9)          (18.5)
(Provision) benefit for income taxes                         (2.1)           (0.9)              0.7             3.2
Extraordinary item, net of taxes                              ---            (9.6)              ---            (9.6)
Depreciation and amortization                               (11.9)          (12.8)            (22.9)          (23.4)
Other non-cash items                                         (0.5)            0.3              (0.6)           (0.6)
- ---------------------------------------------------- --------------- --------------- - --------------- ---------------

NET INCOME (LOSS)                                          $  3.0          $(11.8)           $ (0.8)         $(19.7)
- ---------------------------------------------------- --------------- --------------- - --------------- ---------------


LIQUIDITY AND CAPITAL RESOURCES

The Company funds its capital requirements with a combination of operating cash flow and debt and equity financing. The Company believes that cash flow generated from ongoing operations and funds available from existing credit facilities are adequate to finance ongoing capital expenditures, as well as meet debt service requirements. The Company also has the ability to fund its planned growth initiatives from the sources identified above; however, should significant growth opportunities arise, such as business combinations or contract acquisitions, alternative financing arrangements will be evaluated and considered.

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

The First National Bank of Chicago, as agent for a group of participating lenders, has provided credit facilities ("Facilities") to the Company in an aggregate principal amount of $75.0 million for a 5-year term ("Total

Commitment"). The Total Commitment consists of (i) a letter of credit facility in the amount of $40.0 million ("Letter of Credit Facility") for the issuance of financial and non-financial letters of credit and (ii) a revolving credit facility in the amount of $35.0 million ("Revolver Facility") for working capital and general corporate purposes other than hostile acquisitions. All borrowings under the Facilities are senior obligations of the Company and are secured by Host Marriott Services Corporation's (the Company's parent) pledge of, and a first perfected security interest in, all of the capital stock of the Company and certain of its subsidiaries.

The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Senior Notes Indenture, provided that dividends payable to Host Marriott Services Corporation are limited to 25% of the Company's consolidated net income and provided, further, that no dividends can be declared by the Company within 18 months after the closing date of the Facilities on December 20, 1995. The loan agreements also contain certain financial ratio and capital expenditure covenants. Outstanding borrowings under the Revolver Facility are also required to be repaid in full for 30 consecutive days during each fiscal year. Any indebtedness outstanding under the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, or the occurrence of certain events of default under the Senior Notes Indenture. As of June 14, 1996, and throughout the twelve and twenty-four weeks ended June 14, 1996, there was no outstanding indebtedness under the Revolver Facility and the Company was in compliance with the covenants described above.

The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital, totaled $17.9 million for the first half of 1996 as compared with $9.6 million for the same period in 1995. Operating cash flow was strong during what has historically been a weaker seasonal quarter. The Company funded an interest payment on the Senior Notes and planned capital expenditures while increasing cash and cash equivalents and without drawing on its $35.0 million Revolver Facility.

The primary uses of cash in investing activities consist of capital expenditures and acquisitions. The Company incurs capital expenditures to build out new facilities, expand or re-concept existing facilities, and to maintain the quality and improve operations of existing facilities. The Company's capital expenditures in the first half of 1996 and 1995 totaled $23.8 million and $19.8 million, respectively. For the entire fiscal year of 1996, the Company expects to make capital expenditure investments of approximately $46.7 million in its core domestic airport and travel plaza business lines and approximately $16.6 million in growth markets and for a new financial system. The Company expects to fund these 1996 expenditures with its operating cash flow.

The Company's cash used in financing activities in the first half of 1996 was $4.4 million, compared with cash provided by financing activities of $8.2 million for the same period in 1995.

At June 14, 1996, the Company's working capital resulted in its current liabilities exceeding its current assets by $39.0 million. As a cash driven business, the Company benefits from maintaining negative working capital. The working capital is managed throughout the year to effectively maximize the financial returns to the Company. The Company's Revolver Facility provides funds for liquidity, seasonal borrowing needs and other general corporate purposes.

IMPAIRMENTS OF LONG-LIVED ASSETS

Effective September 9, 1995, the Company adopted SFAS No. 121, which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the estimated undiscounted future cash flows of the asset. In adopting SFAS No. 121 (and thereby changing its method of measuring long-lived asset impairments from a business-line basis to an individual operating-unit basis), the Company wrote down substantially all of the long-lived assets (primarily leasehold improvements and equipment) of 14 individual operating units in the fourth quarter of 1995. Approximately 43% of the total write-down of $22.1 million taken in the fourth quarter of 1995 related to one operating unit ($9.0 million). The total cash flow deficit from the 14 operating units is projected to be approximately $40.4 million during the remaining terms of the lease agreements, of which $27.8 million relates to the one operating unit referred to above.

DEFERRED INCOME TAXES

Realization of the net deferred tax assets totaling $79.6 million as of June 14, 1996, is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at June 14, 1996. Future levels of operating income and other taxable gains are dependent upon general economic and industry conditions, including airport and tollroad traffic, inflation, competition, and other factors beyond the Company's control, and no assurance can be given that sufficient taxable income will be generated for full utilization of these temporary deferred deductions. Management has considered these factors in reaching its conclusion that it is more likely than not that operating income will be sufficient to utilize these deferred deductions fully. The amount of the net deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are not achieved.

PART II.  OTHER INFORMATION AND SIGNATURE

ITEM 1.  LEGAL PROCEEDINGS

LITIGATION

     The Company and its subsidiaries are involved in litigation incidental to their businesses. Such litigation is not considered by management to be significant and its resolution would not have a material adverse effect on the financial condition or results of operations of the Company or its subsidiaries.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (1) (In millions)

                                               TWELVE WEEKS ENDED (1) (2)              TWENTY-FOUR WEEKS ENDED (1) (2)
                                          ---------------------------------------    --------------------------------------
                                                           PRO                                       PRO
                                                          FORMA      HISTORICAL                     FORMA      HISTORICAL
                                            JUNE, 14    JUNE 16,     JUNE 16,         JUNE, 14    JUNE 16,     JUNE 16,
                                             1996          1995         1995            1996         1995         1995
- ----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

REVENUES                                      $258.5       $226.6       $217.0          $494.8       $436.9       $414.1
- ----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

OPERATING COSTS AND EXPENSES
   Cost of sales                                76.6         69.8         66.4           147.6        133.3        126.8
   Payroll and benefits                         75.7         67.2         63.2           149.7        133.3        125.3
   Rent                                         43.4         36.9         35.6            84.3         71.8         69.4
   Royalties                                     4.5          3.8          3.3             8.3          6.9          6.1
   Depreciation and amortization                11.0         11.8         11.3            21.6         22.3         21.1
   Other                                        21.2         18.2         18.9            42.8         37.6         39.5
- ----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

    TOTAL OPERATING COSTS AND EXPENSES         232.4        207.7        198.7           454.3        405.2        388.2
- ----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

OPERATING PROFIT BEFORE CORPORATE
   EXPENSES AND INTEREST                        26.1         18.9         18.3            40.5         31.7         25.9
    Corporate expenses                         (11.9)       (10.8)       (10.3)          (23.9)       (21.9)       (20.5)
    Interest expense                            (9.3)        (8.9)        (9.3)          (18.5)       (17.8)       (18.8)
    Interest income                              0.2          ---          ---             0.4          0.1          0.1
- ----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                        5.1         (0.8)        (1.3)           (1.5)        (7.9)       (13.3)
Provision (benefit) for income taxes             2.1          1.1          0.9            (0.7)        (1.3)        (3.2)
- ----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                            3.0         (1.9)        (2.2)           (0.8)        (6.6)       (10.1)
Extraordinary item--loss on
   extinguishment of debt (net of
related
   income tax benefit of $5.2 million)           ---          ---         (9.6)            ---          ---         (9.6)
- ----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

NET INCOME (LOSS)                             $  3.0       $ (1.9)      $(11.8)         $ (0.8)      $ (6.6)      $(19.7)
- ----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

(1) Pro forma data for the second quarter and first half of 1995 reflect (i) the elimination of the revenues and operating costs of three full-service hotels transferred to Host Marriott Corporation in connection with the spin-off of the Company and its parent, Host Marriott Services Corporation, on December 29, 1995, (ii) the elimination of the revenues, operating costs, and interest expense on capital leases related to certain former restaurant operations transferred to Host Marriott Corporation, (iii) recording of revenues and operating costs and expenses related to six airport concessions contracts transferred to the Company from Host Marriott Corporation in the fourth quarter of 1995, (iv) recording of management fee income for Host Marriott Corporation's retained restaurant operations, (v) adjustment to reduce interest expense to reflect the decrease in interest rates as a result of the issuance of the Senior Notes and to reflect additional interest expense on certain incremental debt, (vi) increase in general and administrative costs to operate the Company on a stand-alone basis, and (vii) the income tax impact of pro forma adjustments at statutory rates.
(2) Pro forma presentation reflects results as if the spin-off of the Company from Host Marriott Corporation and the related transactions had occurred at the beginning of 1995. Comparisons on a pro forma basis are better indicators of relative performance between periods because historical results do not reflect the spin-off until the distribution date of December 29, 1995.

                                       22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K:

     None.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 HOST INTERNATIONAL, INC.


       JULY 26, 1996                                /S/  BRIAN W. BETHERS
- -----------------------------                  ------------------------------
           Date                                  Brian W. Bethers
                                                 Vice President (Principal
                                                    Financial Officer)