Form 10-Q
period 1996-09-06
HOST INTERNATIONAL INC /DE/
filed 1996-10-18
CIK 905042

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



      QUARTER ENDED SEPTEMBER 6, 1996         COMMISSION FILE NO. 33-95060



                          HOST INTERNATIONAL, INC.
               (FORMERLY HOST MARRIOTT TRAVEL PLAZAS, INC.)

             DELAWARE                               52-1242334
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

                                                                        PAGE NO.
PART I.           FINANCIAL INFORMATION (UNAUDITED):

                  Condensed Consolidated Statements of Operations -
                    For the Twelve Weeks and Thirty-Six Weeks Ended
                    September 6, 1996 and September 8, 1995                  3

                  Condensed Consolidated Balance Sheets -
                    As of September 6, 1996 and December 29, 1995            4

                  Condensed Consolidated Statements of Cash Flows -
                    For the Thirty-Six Weeks Ended September 6, 1996 and
                    September 8, 1995                                        5

                  Condensed Consolidated Statement of Shareholder's
                    Deficit - For the Thirty-Six Weeks Ended
                    September 6, 1996                                        6

                  Notes to Condensed Consolidated Financial Statements    7-13

                  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                   14-20

PART II.          OTHER INFORMATION AND SIGNATURE:

                  Legal Proceedings                                         21

                  Changes in Securities                                     21

                  Defaults Upon Senior Securities                           21

                  Submission of Matters to a Vote of Security Holders       21

                  Other Information                                         22

                  Exhibits and Reports on Form 8-K                          23

                  Signature                                                 24

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS)

                                                             TWELVE WEEKS ENDED                THIRTY-SIX WEEKS ENDED
                                                       --------------------------------    --------------------------------
                                                        SEPTEMBER 6,     SEPTEMBER 8,       SEPTEMBER 6,     SEPTEMBER 8,
                                                            1996             1995               1996             1995
------------------------------------------------------ ---------------- --------------- -- ---------------- ---------------

REVENUES                                                      $294.6          $258.2              $789.4          $672.3
------------------------------------------------------ ---------------- --------------- -- ---------------- ---------------

OPERATING COSTS AND EXPENSES
    Cost of sales                                               86.6            78.2               234.2           205.0
    Payroll and benefits                                        79.0            68.0               228.7           193.3
    Rent                                                        45.2            40.1               129.5           109.5
    Royalties                                                    5.5             3.9                13.8            10.0
    Depreciation and amortization                               11.9            11.5                33.5            32.6
    Other                                                       23.1            19.7                65.9            59.2
------------------------------------------------------ ---------------- --------------- -- ---------------- ---------------

       Total operating costs and expenses                      251.3           221.4               705.6           609.6
------------------------------------------------------ ---------------- --------------- -- ---------------- ---------------

OPERATING PROFIT BEFORE CORPORATE
    EXPENSES AND INTEREST                                       43.3            36.8                83.8            62.7

    Corporate expenses                                         (11.2)           (9.5)              (35.1)          (30.0)
    Interest expense                                            (9.2)           (9.2)              (27.7)          (28.0)
    Interest income                                              0.7             0.5                 1.1             0.6
------------------------------------------------------ ---------------- --------------- -- ---------------- ---------------

INCOME BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                                      23.6            18.6                22.1             5.3
Provision for income taxes                                      10.0             7.0                 9.3             3.8
------------------------------------------------------ ---------------- --------------- -- ---------------- ---------------

INCOME BEFORE
     EXTRAORDINARY ITEM                                         13.6            11.6                12.8             1.5
Extraordinary item--loss on extinguishment of debt
    (net of related income tax benefit of $5.2                   ---             ---                 ---            (9.6)
million)
------------------------------------------------------ ---------------- --------------- -- ---------------- ---------------

NET INCOME (LOSS)                                             $ 13.6          $ 11.6              $ 12.8          $ (8.1)
------------------------------------------------------ ---------------- --------------- -- ---------------- ---------------



      See  notes  to  condensed   consolidated  financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS)


                                                                                 SEPTEMBER 6,        DECEMBER 29,
                                                                                     1996                1995
------------------------------------------------------------------------------ ----------------- -- ----------------

                                   ASSETS

Current assets:
   Cash and cash equivalents                                                          $  94.2             $  45.3
   Accounts receivable, net                                                              29.7                25.6
   Inventories                                                                           37.2                35.5
   Deferred income taxes                                                                 16.5                16.5
   Prepaid rent                                                                           6.2                 5.1
   Other current assets                                                                   2.4                 2.7
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total current assets                                                                 186.2               130.7

Property and equipment, net                                                             244.3               239.6
Intangible assets                                                                        24.0                24.1
Deferred income taxes                                                                    65.0                58.4
Other assets                                                                             18.4                20.4
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total assets                                                                       $ 537.9             $ 473.2
------------------------------------------------------------------------------ ----------------- -- ----------------


                    LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
   Accounts payable                                                                   $  94.9             $  81.1
   Accrued payroll and benefits                                                          38.8                35.3
   Income taxes payable                                                                  17.4                 ---
   Accrued interest payable                                                              12.1                 4.7
   Current portion of long-term debt                                                      1.3                 1.2
   Other current liabilities                                                             50.2                45.6
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total current liabilities                                                            214.7               167.9

Long-term debt                                                                          406.3               407.6
Other liabilities                                                                        50.7                47.9
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total liabilities                                                                    671.7               623.4

Common stock, no par value, 100 shares authorized,
   issued and outstanding                                                                 ---                 ---
Additional paid-in capital                                                                ---                 ---
Retained deficit                                                                       (133.8)             (150.2)
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total shareholder's deficit                                                         (133.8)             (150.2)
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total liabilities and shareholder's deficit                                        $ 537.9             $ 473.2
------------------------------------------------------------------------------ ----------------- -- ----------------


       See  notes  to  condensed   consolidated  financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)


                                                                                      THIRTY-SIX WEEKS ENDED
                                                                               --------------------------------------
                                                                                SEPTEMBER 6,         SEPTEMBER 8,
                                                                                    1996                 1995
------------------------------------------------------------------------------ ----------------- -- -----------------

OPERATING ACTIVITIES
   Net income (loss)                                                                   $ 12.8               $ (8.1)
   Extraordinary loss, net of taxes                                                       ---                  9.6
------------------------------------------------------------------------------ ----------------- -- -----------------
   Net income before extraordinary item                                                  12.8                  1.5

   Adjustments to reconcile net income to cash from operations:
     Depreciation and amortization                                                       35.2                 35.0
     Income taxes                                                                        (6.6)                (7.4)
     Other                                                                                3.4                  0.2
     Working capital changes:
       (Increase) decrease in accounts receivable                                        (3.6)                 6.3
       Increase in inventories                                                           (2.5)                (2.1)
       Increase in other current assets                                                  (0.7)                 ---
       Increase in accounts payable and accruals                                         44.4                  4.8
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash provided by operations                                                           82.4                 38.3

INVESTING ACTIVITIES
   Capital expenditures                                                                 (41.0)               (30.9)
   Acquisitions                                                                           ---                 (2.9)
   Net proceeds from the sale of assets                                                   3.9                  2.2
   Other, net                                                                             4.4                  7.4
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash used in investing activities                                                    (32.7)               (24.2)

FINANCING ACTIVITIES
   Repayments of long-term debt                                                          (1.0)              (392.2)
   Issuance of long-term debt                                                             ---                389.1
   Dividends paid                                                                         ---                (13.0)
   Foreign exchange translation adjustments                                               0.2                  ---
   Transfers (to) from Host Marriott Corporation, net                                     ---                 15.4
------------------------------------------------------------------------------ ----------------- -- -----------------


   Cash used in financing activities                                                     (0.8)                (0.7)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         48.9                 13.4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           45.3                 24.6
------------------------------------------------------------------------------ ----------------- -- -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 94.2               $ 38.0
------------------------------------------------------------------------------ ----------------- -- -----------------




     See  notes  to  condensed   consolidated  financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT (UNAUDITED) THIRTY-SIX WEEKS ENDED SEPTEMBER 6, 1996
(IN MILLIONS)


                                                                  ADDITIONAL
                                                  COMMON           PAID-IN           RETAINED
                                                  STOCK            CAPITAL           DEFICIT           TOTAL
-------------------------------------------- ----------------- ---------------- ----------------- -----------------

Balance, December 29, 1995                         $    ---         $    ---           $(150.2)          $(150.2)
   Net income                                           ---              ---              12.8              12.8
   Foreign exchange translation
     adjustments and other                              ---              ---               3.6               3.6
-------------------------------------------- ----------------- ---------------- ----------------- -----------------

BALANCE, SEPTEMBER 6, 1996                         $    ---         $    ---           $(133.8)          $(133.8)
-------------------------------------------- ----------------- ---------------- ----------------- -----------------



      See  notes  to  condensed   consolidated  financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT AS WHERE INDICATED)


1. The accompanying condensed consolidated financial statements of Host International, Inc. (the "Company", a wholly owned subsidiary of Host Marriott Services Corporation) and its subsidiaries, have been prepared without audit. Six airport concessions contracts were transferred to the Company from Host Marriott Corporation during the fourth quarter of 1995. The revenues and operating costs and expenses of these six airport concessions contracts are included in the operating results for the twelve weeks and thirty-six weeks ended September 6, 1996, but are excluded from operating results for the same periods in 1995. Prior to the transfer of these contracts, the Company managed these six airport concessions contracts for Host Marriott Corporation and received an agreed-upon management fee for such management services. The Company also manages travel plazas on six tollroads for Host Marriott Tollroads, Inc. (a wholly owned subsidiary of Host Marriott Services Corporation) and receives management fees for such services. Base management fees are determined as a percentage of revenues, with additional incentive management fees determined as a percentage of available cash flow.

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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 6, 1996 and December 29, 1995 and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

     A supplemental pro forma statement of operations for the twelve weeks and thirty-six weeks ended September 8, 1995, is included in Part II herein, as if the spin-off of the Company from Host Marriott Corporation and the transactions related to the spin-off occurred at the beginning of 1995. The preparation of the historical and pro forma consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

2. The Company is required to adopt SFAS No. 123, "Accounting for Stock-Based Compensation," no later than its fiscal year ending January 3, 1997. Management expects to adopt SFAS No. 123 utilizing the method which provides for disclosure of the impact of stock-based compensation grants.

3. In October 1995, management approved a plan to involuntarily terminate certain employees as part of a restructuring. The plan is expected to result in the termination of approximately 300 employees, primarily representing operations personnel in management, accounting and human resources positions. Termination benefits accrued and charged to expense during the fourth quarter of 1995 amounted to $11.6 million. Actual termination benefits paid and charged against the liability as of September 6, 1996 were $3.6 million. The number of employees actually terminated as of September 6, 1996 was 122.

     Also as part of the restructuring, the Company committed to a plan to exit certain activities that will result in costs, other than employee termination costs, that have no future economic benefit to the Company. The Company has plans to close ten retail concessions stores that are included in the sports and entertainment business line and as of September 6, 1996, three of the ten stores have been closed. Lease cancellation penalty fees and related costs accrued and charged to expense during the fourth quarter of 1995 amounted to $2.9 million. Actual penalty fees or related costs paid and charged against the liability as of September 6, 1996 were $314 thousand.

4. Cash and cash equivalents generally include all highly liquid investments with a maturity of three months or less at the date of purchase. These investments include money market assets and commercial paper used as a part of the Company's cash management activities.

5.   SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION
     Certain subsidiaries of the Company guarantee the Senior Notes. The separate financial statements of each guaranteeing subsidiary (together, the "Guarantor Subsidiaries") are not presented because the Company's management has concluded that such separate financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly owned subsidiary of the Company. Certain of the Company's controlled affiliates, in which the Company owns between 50% and 90% interest, are not guarantors of the Senior Notes. The ability of the Company's Non-Guarantor Subsidiaries to make dividends to the Company is restricted to the extent of the minority interests' share in the affiliates' combined net assets. There is no subsidiary of the Company the capital stock of which comprises a substantial portion of the collateral for the Senior Notes within the meaning of Rule 3-10 of Regulation S-X. The following condensed consolidating financial information sets forth the results of operations, combined financial position, and cash flows of the parent, Guarantor Subsidiaries and Non-guarantor Subsidiaries. Certain reclassifications were made to conform all of the supplemental information to the financial presentation on a consolidated basis. The principal eliminating and adjusting entries reflect (i) Company debt and related interest charges reflected in the financial statements of the Company (as obligor) and also the Guarantor Subsidiaries, (as guarantors), (ii) investments, advances and equity in earnings in subsidiaries, and (iii) the minority interests' equity interests in the partnership distributions and the minority interest liabilities.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS, (UNAUDITED)
(IN MILLIONS)

                                                              TWELVE WEEKS ENDED SEPTEMBER 6, 1996
                                           ----------------------------------------------------------------------------
                                                                            NON-        ELIMINATIONS
                                                          GUARANTOR       GUARANTOR          &
                                             PARENT      SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS     CONSOLIDATED
------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Revenues                                     $   ---          $263.8          $ 30.8        $   ---           $294.6
Operating costs and expenses                     ---           222.1            29.2            ---            251.3
------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Operating profit before corporate
   expenses and interest                         ---            41.7             1.6            ---             43.3
Corporate expenses                               ---           (11.2)            ---            ---            (11.2)
Interest expense                                (9.2)           (9.2)            ---            9.2             (9.2)
Interest income                                  0.7             0.7             ---           (0.7)             0.7
------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Income (loss) before income taxes               (8.5)           22.0             1.6            8.5             23.6

Provision (benefit) for income taxes            10.0            10.0             ---          (10.0)            10.0
Equity interest in affiliates                   32.1             ---             ---          (32.1)             ---
------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Net income (loss)                            $  13.6         $  12.0          $  1.6        $ (13.6)          $ 13.6
------------------------------------------ ------------ --------------- -------------- --------------- ----------------



                                                              TWELVE WEEKS ENDED SEPTEMBER 8, 1995
                                           ----------------------------------------------------------------------------
                                                                            NON-        ELIMINATIONS
                                                          GUARANTOR       GUARANTOR          &
                                             PARENT      SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS     CONSOLIDATED
------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Revenues                                     $   ---          $234.2          $ 24.0        $   ---           $258.2
Operating costs and expenses                     ---           198.4            23.0            ---            221.4
------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Operating profit before corporate
   expenses and interest                         ---            35.8             1.0            ---             36.8
Corporate expenses                               ---            (9.5)            ---            ---             (9.5)
Interest expense                                (9.2)           (9.2)            ---            9.2             (9.2)
Interest income                                  0.5             0.5             ---           (0.5)             0.5
------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Income (loss) before income taxes               (8.7)           17.6             1.0            8.7             18.6

Provision (benefit) for income taxes            (3.0)            7.0             ---            3.0              7.0
Equity interest in affiliates                   17.3             ---             ---          (17.3)             ---
------------------------------------------ ------------ --------------- -------------- --------------- ----------------


Net income (loss)                             $ 11.6          $ 10.6          $  1.0         $(11.6)          $ 11.6
------------------------------------------ ------------ --------------- -------------- --------------- ----------------

(IN MILLIONS)


                                                            THIRTY-SIX WEEKS ENDED SEPTEMBER 6, 1996
                                           ----------------------------------------------------------------------------
                                                                            NON-        ELIMINATIONS
                                                          GUARANTOR       GUARANTOR          &
                                             PARENT      SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS     CONSOLIDATED
------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Revenues                                     $   ---        $  704.5          $ 84.9        $   ---           $789.4
Operating costs and expenses                     ---           625.9            79.7            ---            705.6
------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Operating profit before corporate
   expenses and interest                         ---            78.6             5.2            ---             83.8
Corporate expenses                               ---           (35.1)            ---            ---            (35.1)
Interest expense                               (27.7)          (27.7)            ---           27.7            (27.7)
Interest income                                  1.1             1.1             ---           (1.1)             1.1
------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Income (loss) before income taxes              (26.6)            16.9            5.2           26.6             22.1
Provision (benefit) for income taxes             9.3              9.3            ---           (9.3)             9.3
Equity interest in affiliates                   48.7             ---             ---          (48.7)             ---
------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Net income (loss)                             $ 12.8            $ 7.6         $  5.2       $  (12.8)          $ 12.8
------------------------------------------ ------------ --------------- -------------- --------------- ----------------



                                                            THIRTY-SIX WEEKS ENDED SEPTEMBER 8, 1995
                                           ----------------------------------------------------------------------------
                                                                            NON-        ELIMINATIONS
                                                          GUARANTOR       GUARANTOR          &
                                             PARENT      SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS     CONSOLIDATED
------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Revenues                                     $   ---          $607.3          $ 65.0        $   ---           $672.3
Operating costs and expenses                     ---           547.6            62.0            ---            609.6
------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Operating profit before corporate
   expenses and interest                         ---            59.7             3.0            ---             62.7
Corporate expenses                               ---           (30.0)            ---            ---            (30.0)
Interest expense                               (28.0)          (28.0)            ---           28.0            (28.0)
Interest income                                  0.6             0.6             ---           (0.6)             0.6
------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Income (loss) before income taxes
   and extraordinary item                      (27.4)            2.3             3.0           27.4              5.3
Provision (benefit) for income taxes           (18.0)            3.8             ---           18.0              3.8
Equity interest in affiliates                    1.3             ---             ---           (1.3)             ---
------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Income (loss) before extraordinary item         (8.1)           (1.5)            3.0            8.1              1.5
Extraordinary item--loss on
   extinguishment of debt (net of related
   income tax benefit of $5.2 million)           ---            (9.6)            ---            ---             (9.6)
------------------------------------------ ------------ --------------- -------------- --------------- ----------------

Net income (loss)                             $ (8.1)         $(11.1)         $  3.0          $ 8.1           $ (8.1)
------------------------------------------ ------------ --------------- -------------- --------------- ----------------

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS, (UNAUDITED)
(IN MILLIONS)


                                                                      SEPTEMBER 6, 1996
                                        -------------------------------------------------------------------------------
                                                                            NON-        ELIMINATIONS
                                                          GUARANTOR       GUARANTOR          &
                                           PARENT       SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS     CONSOLIDATED
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Current assets:
   Cash and cash equivalents                $  74.3         $   18.2         $   1.7       $    ---          $  94.2
   Other current assets                         ---             83.3             8.7            ---             92.0
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

   Total current assets                        74.3            101.5            10.4            ---            186.2

Property and equipment, net                     ---            224.6            19.7            ---            244.3
Other assets                                    ---            107.4             ---            ---            107.4
Investments in subsidiaries                   191.9              ---             ---         (191.9)             ---
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Total Assets                                $ 266.2          $ 433.5         $  30.1        $(191.9)         $ 537.9
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Current liabilities:
   Accounts payable                         $   ---          $  84.6         $  10.3        $   ---          $  94.9
   Accrued payroll and benefits                 ---             38.8             ---            ---             38.8
   Other current liabilities                    ---             81.0             ---            ---             81.0
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

   Total current liabilities                    ---            204.4            10.3            ---            214.7

Long-term debt                                400.0            406.3             ---         (400.0)           406.3
Other liabilities                               ---             47.5             ---            3.2             50.7
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

   Total Liabilities                          400.0            658.2            10.3         (396.8)           671.7

Owner's equity (deficit)                     (133.8)          (224.7)           19.8          204.9           (133.8)
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Total Liabilities and Owner's Deficit       $ 266.2          $ 433.5         $  30.1        $(191.9)         $ 537.9
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

(IN MILLIONS)


                                                                      DECEMBER 29, 1995
                                        -------------------------------------------------------------------------------
                                                                             NON-       ELIMINATIONS
                                                          GUARANTOR       GUARANTOR          &
                                           PARENT       SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS     CONSOLIDATED
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Current assets:
   Cash and cash equivalents                $  15.8          $  27.3          $  2.2       $    ---          $  45.3
   Other current assets                         ---             76.7             8.7            ---             85.4
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

   Total current assets                        15.8            104.0            10.9            ---            130.7

Property and equipment, net                     ---            229.4            10.2            ---            239.6
Other assets                                    ---            102.9             ---            ---            102.9
Investments in subsidiaries                   234.0              ---             ---         (234.0)             ---
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Total Assets                                $ 249.8          $ 436.3         $  21.1        $(234.0)         $ 473.2
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Current liabilities:
   Accounts payable                        $    ---          $  72.4         $   8.7       $    ---          $  81.1
   Accrued payroll and benefits                 ---             35.3             ---            ---             35.3
   Other current liabilities                    ---             49.4             2.1            ---             51.5
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

   Total current liabilities                    ---            157.1            10.8            ---            167.9

Long-term debt                                400.0            407.6             ---         (400.0)           407.6
Other liabilities                               ---             46.9             ---            1.0             47.9
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

   Total Liabilities                          400.0            611.6            10.8         (399.0)           623.4

Owner's equity (deficit)                     (150.2)          (175.3)           10.3          165.0           (150.2)
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Total Liabilities and Owner's Deficit       $ 249.8          $ 436.3         $  21.1        $(234.0)         $ 473.2
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS, (UNAUDITED)
(IN MILLIONS)

                                                           THIRTY-SIX WEEKS ENDED SEPTEMBER 6, 1996
                                        -------------------------------------------------------------------------------
                                                                            NON-        ELIMINATIONS
                                                          GUARANTOR       GUARANTOR          &
                                           PARENT       SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS     CONSOLIDATED
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Cash provided by operations                   $ ---           $ 76.0         $  6.4          $  ---           $ 82.4
Investing activities:
   Capital expenditures                         ---            (29.8)         (11.2)            ---            (41.0)
   Other                                        ---              8.3            ---             ---              8.3
   Advances from subsidiaries                  58.5            (62.8)           4.3             ---              ---
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------
   Cash provided by (used in)
     investing activities                      58.5            (84.3)          (6.9)            ---            (32.7)
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Financing activities:
   Repayments of debt                           ---             (1.0)           ---             ---             (1.0)
   Foreign exchange translation adj.            ---              0.2            ---             ---              0.2
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------
   Cash provided by (used in)
     financing activities                       ---             (0.8)           ---             ---             (0.8)
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Increase (decrease) in cash and
   cash equivalents                          $ 58.5           $ (9.1)        $ (0.5)         $  ---           $ 48.9
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------


                                                           THIRTY-SIX WEEKS ENDED SEPTEMBER 8, 1995
                                        -------------------------------------------------------------------------------
                                                                            NON-        ELIMINATIONS
                                                          GUARANTOR       GUARANTOR          &
                                           PARENT       SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS     CONSOLIDATED
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Cash provided by operations                 $   ---         $   34.3        $   4.0         $   ---          $  38.3
Investing activities:
   Capital expenditures                         ---            (30.9)           ---             ---            (30.9)
   Other                                        ---              6.7            ---             ---              6.7
   Advances from subsidiaries                   9.7             (6.7)          (3.0)            ---              ---
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------
   Cash provided by (used in)
     investing activities                       9.7            (30.9)          (3.0)            ---            (24.2)
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Financing activities:
   Repayments of debt                        (392.2)          (392.2)           ---           392.2           (392.2)
   Issuance of long-term debt                 389.1            389.1            ---          (389.1)           389.1
   Transfers from Host Marriott
     Corporation, net                           2.4             15.4            ---           (15.4)             2.4
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------
   Cash provided by (used in)
     financing activities                      (0.7)            12.3            ---           (12.3)            (0.7)
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

Increase (decrease) in cash and
   cash equivalents                         $   9.0         $   15.7        $   1.0        $  (12.3)         $  13.4
--------------------------------------- -------------- ---------------- -------------- --------------- ----------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
     FINANCIAL CONDITION


RESULTS OF OPERATIONS

Comparisons of results of operations for the twelve weeks ("quarter") and thirty-six weeks ("three quarters") ended September 6, 1996 and September 8, 1995 are impacted by the transfer of six airport concessions contracts from Host Marriott Corporation to the Company during the fourth quarter of 1995. Prior to the transfer of these contracts, the Company had managed these concessions contracts and charged management fees based on a percentage of total revenues earned during the period by each airport. The revenues and operating costs and expenses of these six airport concessions contracts are included in operating results for the third quarter and first thirty-six weeks of 1996, but are excluded from operating results for the same periods of 1995. The amounts of revenues, operating costs and expenses, and operating profit before corporate expenses and interest of these six airport concessions contracts that were excluded from the operating results of the third quarter of 1995 were $13.4 million, $11.3 million, and $2.1 million, respectively. The amounts of revenues, operating costs and expenses, and operating profit before corporate expenses and interest of the aforementioned six airport concessions excluded from operating results of the first thirty-six weeks of 1995 were $38.4 million, $32.6 million, and $5.8 million, respectively. The Company recorded management fee income of $1.8 million and $4.1 million for these contracts in the third quarter and first thirty-six weeks of 1995, respectively, which is included in revenues.

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

REVENUES. Revenues for the third quarter of 1996 increased by $36.4 million, or 14.1%, to $294.6 million compared with revenues of $258.2 million in the third quarter of 1995. Revenues for the first three quarters of 1996 totaled $789.4 million, an increase of $117.1 million, or 17.4%, from $672.3 million during the same period in 1995. Had the Company included the $13.4 million and $38.4 million of revenues related to the six airport concessions contracts, offset by the $1.8 million and $4.1 million in management fees recorded as revenue in the third quarter and first three quarters of 1995, respectively, revenues for the third quarter and first three quarters of 1996 would have increased by $24.8 million (9.2%) and $82.8 million (11.7%), respectively, over the same periods of 1995.

AIRPORTS
The Company's  revenue  growth  during the third quarter of 1996,  excluding the impact of the transfer of six airport concessions contracts, was driven by strong performance in the airport concessions business line. Airport concession revenues were up $40.5 million, or 21.7%, to $227.1 million for the third quarter of 1996 compared with $186.6 million for the same period in 1995. Domestic airport concession revenues increased by $34.2 million, or 19.2%, to $212.2 million for the third quarter of 1996 compared with $178.0 million for the same period in 1995. Had the Company included the $13.4 million of revenues, offset by $1.8 million in management fees, related to the six transferred airport concessions contracts in the third quarter of 1995, total airport revenues and domestic airport revenues for the third quarter of 1996 would have increased by 14.6% and 11.9%, respectively. International airport revenues were $14.9 million for the third quarter of 1996, up substantially from the $8.6 million for the third quarter of last year. Revenue growth at comparable airport locations grew an impressive 13.8% in the third quarter of 1996. During the third quarter of 1996, the positive effects of new noncomparable contracts, primarily Atlanta's Hartsfield International Airport and Amsterdam Airport Schiphol, were offset by the negative impact of one noncomparable contract with a reduced scope of operation and another noncomparable contract undergoing significant construction of new facilities. Strong comparable revenue growth in the third quarter can be attributed to an estimated 8.7% growth in passenger enplanements and an estimated 4.7% growth in revenue per enplaned passenger ("RPE") at airports in which the Company operates. The Company has benefited from annual passenger enplanement growth in excess of the FAA forecast released in March of 1996, which projected annual passenger enplanement growth of 4.5% through the year 2000. The growth in RPE can be attributed to the addition of new branded locations, moderate increases in menu prices and benefits from other strategic initiatives.
                                        14

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
     FINANCIAL CONDITION, CONTINUED


Growth in revenues for the first three quarters of 1996 was also due to strong performance in the airport concessions business line with airport revenues totaling $630.1 million during the period, an increase of $126.8 million, or 25.2%, from the same period in 1995. Domestic airport concessions revenues increased by $100.1 million, or 20.4%, to $589.8 million for the first three quarters of 1996 compared with $489.7 million for the first three quarters of 1995. Had the Company included the $38.4 million of revenues, offset by $4.1 million in management fees related to the six transferred airport concessions contracts in the first three quarters of 1995, total airport revenues and domestic airport revenues for the first three quarters of 1996 would have increased by 17.2% and 12.6%, respectively. International airport revenues totaled $40.3 million and $13.6 million for the first thirty-six weeks of 1996 and 1995, respectively. Excluding the effects of the previously mentioned new noncomparable contracts in Atlanta and Amsterdam, the noncomparable contract with a reduced scope of operation and the noncomparable contract undergoing significant construction of new facilities, revenues at comparable airport locations grew by 14.2% in the first three quarters of 1996. Increased revenues during the first three quarters of 1996 reflect an estimated 7.5% growth in passenger enplanements and an estimated 6.2% growth in RPE. The severe winter weather throughout the United States caused flight delays during the first quarter of 1996 which resulted in longer visit times in the airport for air travelers and translated into increased revenues from the Company's food, beverage and retail concessions. Moderate price increases implemented across all of the Company's business lines during the first quarter of 1996 also contributed to increased revenues.

TRAVEL PLAZAS
Travel plaza concession revenues for the third quarter of 1996 were $50.4 million, a decrease of $2.9 million compared to the same quarter a year ago. Excluding revenues relating to a low margin gas contract on one tollroad and a minor food and beverage contract on another tollroad, both of which the Company exited from in the fourth quarter of 1995, the travel plaza business line achieved 0.6% growth for the third quarter of 1996. This growth was the result of minimal increases in tollroad traffic and moderate price increases.

Travel plaza concession revenues for the first three quarters of 1996 and 1995 totaled $112.6 million and $119.6 million, respectively, a decrease of $7.0 million. Excluding the revenues related to the aforementioned tollroad contracts exited during the fourth quarter of 1995, the travel plaza business line achieved 0.7% growth for the first three quarters of 1996. Growth in travel plaza concessions revenues on a year-to-date basis was constrained by a decline in tollroad traffic volumes in the first quarter of 1996 due to harsh winter weather.

SPORTS AND ENTERTAINMENT
Sports and entertainment concession revenues, primarily consisting of merchandise, food and beverage sales at stadiums, arenas, and other tourist attractions, decreased by $1.1 million, or 9.2%, to $10.9 million for the third quarter of 1996, from $12.0 million for the same period in 1995. Sports and entertainment concession revenues totaled $34.7 million and $37.7 million for the first three quarters of 1996 and 1995, respectively, a decrease of $3.0 million, or 8.0%. These decreases were a result of the Company's exit from three hotel and casino gift shops, one during the fourth quarter of 1995 and two during the first quarter of 1996.

SHOPPING MALLS
During the first quarter of 1996, the Company announced a contract to operate the food and beverage outlets at the Ontario Mills Outlet Mall in Southern California with operations anticipated to begin in late November, 1996. The Company announced during the second quarter of 1996, a definitive agreement on a second mall project with The Mills Corporation to operate the food and beverage locations at the Grapevine Mills Outlet Mall outside of Dallas, Texas. The mall is expected to open in the Fall of 1997, and the Company's operations will be similar in size and scope to the Ontario Mills Outlet Mall project.

MANAGEMENT FEE INCOME. Management fee income for the third quarter and first three quarters of 1996 was $6.2 million and $12.0 million, respectively, compared with $6.3 million and $11.7 million for the same periods of 1995. Travel plaza management fee income increased to $6.2 million and $11.9 million for the third quarter and first three quarters of 1996, respectively, up from $4.2 million and $7.2 million for the same periods a year ago, reflecting significant increases in management fee percentages on all managed travel plaza concessions. There were no fees
                                        15

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
     FINANCIAL CONDITION, CONTINUED


received from managing airport concessions contracts during the third quarter and first three quarters of 1996, as compared to $1.8 million and $4.1 million for the third quarter and first three quarters of 1995, respectively. The airport management fees received during the third quarter and first three quarters of 1995 were related to six airport concessions contracts that were transferred from Host Marriott Corporation to the Company on September 9, 1995.

OPERATING COSTS AND EXPENSES. The Company's total operating costs and expenses were $251.3 million for the third quarter of 1996, or 85.3% of total revenues, compared with $221.4 million for the third quarter of 1995, or 85.7% of total revenues. Operating costs and expenses totaled $705.6 million for the first three quarters of 1996, or 89.4% of total revenues, compared with $609.6 million, or 90.7% of total revenues for the same period in 1995. The improved operating profit margins quarter-to-quarter and year-to-date of 0.4% and 1.3%, respectively, reflect operating leverage benefits derived from revenue growth and reduced costs resulting from the implementation of several operating initiatives.

Cost of sales for the third quarter of 1996 was $86.6 million, an increase of $8.4 million, or 10.7%, over the third quarter of last year. Cost of sales as a percentage of total revenues decreased 90 basis points during the third quarter of 1996, most notably due to various cost controlling initiatives implemented during the year. These initiatives include the renegotiation of all distributor agreements for books and magazines in the Company's airports and travel plazas to improve service, in-stock availability and cost margins as well as the assignment of a brand expert ("Brand Manager") to the Company's largest selling branded concept. The Brand Manager's function is to promote operational excellence and create operating efficiencies across all locations of a particular brand. Also contributing to the improved cost of sales margin was the closure of a low margin gas contract on one tollroad during the fourth quarter of 1995. Cost of sales for the first three quarters of 1996 increased $29.2 million, or 14.2%, from $205.0 million in 1995 to $234.2 million in 1996. Cost of sales as a percentage of total revenues decreased 80 basis points for the first three quarters of 1996 due to the aforementioned cost controlling initiatives and the closure of the low margin gas contract.

Payroll and benefits totaled $79.0 million during the third quarter of 1996, a 16.2%, or $11.0 million, increase over the third quarter of 1995. Payroll and benefits as a percentage of total revenues for the third quarter of 1996 increased 50 basis points when compared with the same period in 1995. Payroll and benefits totaled $228.7 million for the first three quarters of 1996, an increase of $35.4 million, or 18.3%, when compared to the same period in 1995. Payroll and benefits as a percentage of total revenues for 1996 increased 20 basis points when compared with the same period in 1995.

Rent expense totaled $45.2 million for the third quarter of 1996, an increase of $5.1 million, or 12.7%, over the third quarter of 1995. Rent expense for the first three quarters of 1996 increased $20.0 million, or 18.3%, to $129.5 million from $109.5 million for the same period in 1995. The majority of the increase in rent expense is attributable to increased revenues on contracts with rentals determined as a percentage of revenues. The remaining increase is attributable to equipment rentals, which are related to a new point of sale and back office computer system that the Company is rolling out to each of its operating units.

Royalties expense for the third quarter of 1996 increased by 41.0% to $5.5 million from $3.9 million for the third quarter of last year. As a percentage of total revenues, royalties expense increased to 1.9% for the third quarter of 1996 compared with 1.5% for the third quarter of 1995. Royalties expense totaled $13.8 million and $10.0 million for the first three quarters of 1996 and 1995, respectively, an increase of $3.8 million, or 38.0%. These increases reflect the Company's continued introduction of branded concepts to its airport concessions operations. Branded facilities generate higher sales per square foot and contribute toward increased RPE, which offset royalty payments required to operate the concepts. Branded concepts in all of the Company's managed and operated concessions have grown at a compound annual growth rate of 11.5% over the last five years. No single branded concept accounts for more than 10% of total revenues.

Depreciation and amortization expense included in operating costs and expenses for the third quarter of 1996 was $11.9 million, up 3.5% compared with $11.5 million for the third quarter of 1995. Depreciation and amortization

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
     FINANCIAL CONDITION, CONTINUED


increased  $0.9 million when  comparing  year-to-date  1996 and 1995,  primarily reflecting the additional depreciation from the six transferred airport concessions contracts, which was partially offset by the impact of the Company's adoption of SFAS No. 121 during the fourth quarter of 1995.

Other operating expenses, which includes utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, were $23.1 million for the third quarter of 1996, a $3.4 million, or 17.3%, increase over the $19.7 million total for the third quarter of 1995. Other operating expenses totaled $65.9 million for the first three quarters of 1996, an increase of $6.7 million, or 11.3%, when compared with the same period in 1995. As a percentage of total revenues, other operating expenses increased 20 basis points for the third quarter of 1996 and decreased 50 basis points for the first three quarters of 1996, when compared with the same periods in 1995.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit before corporate expenses and interest increased to $43.3 million, or 14.7% of revenues, for the third quarter of 1996, from $36.8 million, or 14.3% of revenues, for the third quarter of 1995. The substantial improvement in the cost of sales margin and the depreciation margin resulting from the adoption of SFAS No. 121 in 1995 were the primary factors that caused the increase in the overall operating profit margin. Operating profits for airports, travel plazas and sports and entertainment, including management fee income, were $27.8 million, $14.1 million and $1.4 million, respectively, for the third quarter of 1996 as compared with $22.4 million, $12.8 million and $1.6 million, respectively, for the third quarter of 1995. Operating profit margins increased for the airport and travel plazas business lines during the third quarter of 1996, while the operating profit margin for the sports and entertainment business line declined slightly. Airport operating profit margins equaled 12.2% for the third quarter of 1996 compared with 11.9% for the third quarter of 1995. The travel plazas operating profit margins equaled 24.9% and 22.3% for the third quarter of 1996 and 1995, respectively. The sports and entertainment operating profit margin declined slightly to 12.8% for the third quarter of 1996 from 13.0% for the same period of 1995.

Operating profit for the thirty-six weeks ended September 6, 1996 totaled $83.8 million, or 10.6% of revenues, an increase of $21.1 million, or 33.7%, from the $62.7 million, or 9.3% of revenues, reported for the same period in 1995. Operating profit for airports, travel plazas and sports and entertainment, including management fee income, year-to-date 1996 were $63.2 million, $17.1 million and $3.5 million, respectively, as compared with $47.8 million, $14.1 million and $0.8 million for the same period in 1995. Operating profit margins improved for all business lines when comparing the first three quarters of 1996 with the same period in 1995. Airport operating profit margins equaled 10.0% for the first three quarters of 1996 compared with 9.4% for the first three quarters of 1995. The travel plazas operating profit margins equaled 13.7% and 11.1% for the first three quarters of 1996 and 1995, respectively. The sports and entertainment operating profit margin increased to 10.1% for the first three quarters of 1996 from 2.1% for the same period of 1995.

CORPORATE EXPENSES. Corporate expenses were $11.2 million for the third quarter of 1996, an increase of $1.7 million, or 17.9%, over the $9.5 million for the third quarter of 1995. Year-to-date corporate expenses totaled $35.1 million and $30.0 million for 1996 and 1995, respectively. The level of corporate expenses incurred during the third quarter and first three quarters of 1996 reflect increased general and administrative costs incurred to operate the Company on a stand-alone basis, including additional payroll and benefits for a newly established in-house architectural and construction management department. Prior to 1996, the Company had purchased and capitalized construction management services from a third-party provider.

INTEREST EXPENSE. Interest expense was $9.2 million and $27.7 million for the third quarter and first three quarters of 1996, respectively, as compared with $9.2 million and $28.0 million for the same periods of 1995. Interest expense was reduced by lower interest rates on the Company's debt as a result of the issuance of $400.0 million in Senior Notes at a fixed rate of 9.5%, which is nearly 100 basis points lower than the debt that it replaced. The favorable effect of these lower interest rates on interest expense was offset by the cost of incremental debt that was incurred as a part of the Senior Notes issuance, the cost of debt assumed in the acquisition of the Schiphol contract, as well as an increased level of amortization of deferred financing costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
     FINANCIAL CONDITION, CONTINUED



INTEREST INCOME. Interest income totaled $0.7 million and $1.1 million for the third quarter and first three quarters of 1996, respectively, compared with $0.5 million and $0.6 million for the same periods in 1995. The increases in interest income in 1996 were primarily due to the Company accelerating the transfer of cash balances from local depository accounts to corporate interest bearing
consolidation   accounts  as  well  as  having  increased  cash  available  from operations.

INCOME TAXES. The provision for income taxes for the third quarter of 1996 and 1995 was $10.0 million and $7.0 million, respectively. Income tax provisions totaled $9.3 million and $3.8 million for the first thirty-six weeks of 1996 and 1995, respectively.

EXTRAORDINARY ITEM. During the second quarter of 1995, the Company recognized an extraordinary loss of $14.8 million ($9.6 million after related income tax benefit of $5.2 million) in connection with the redemption and defeasance of the Host Marriott Hospitality, Inc. Senior Notes. This loss primarily represented premiums of $7.0 million paid on the redemptions and the write-off of $7.8 million of deferred financing costs on the Hospitality Notes.

NET INCOME (LOSS). The Company's net income for the third quarter of 1996 was $13.6 million compared with $11.6 million for the third quarter of 1995. Net income for the first three quarters of 1996 totaled $12.8 million compared with a net loss of $8.1 million for the same period in 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company funds its capital requirements with a combination of existing cash balances, operating cash flow, debt financing and contributions from the Company's parent. The Company believes that cash flow generated from ongoing operations, current cash balances and funds available from existing credit facilities are more than adequate to finance ongoing capital expenditures, as well as meet debt service requirements. The Company also has the ability to fund its planned growth initiatives from the sources identified above; however, should significant growth opportunities arise, such as business combinations or contract acquisitions, alternative financing arrangements will be evaluated and considered.

The Company is required to make semi-annual cash interest payments on the Senior Notes at a fixed interest rate of 9.5%. The Company is not required to make principal payments on the Senior Notes until maturity except in the event of (i) certain changes in control or (ii) certain asset sales in which the proceeds are not invested in other properties within a specified period of time.

The Senior Notes mature in 2005 and are secured by a pledge of stock of, and fully and unconditionally guaranteed (limited only to the extent necessary to avoid such guarantees being considered a fraudulent conveyance under applicable law), on a joint and several basis by certain subsidiaries of the Company (the "Guarantors"). The Senior Notes Indenture contains covenants that, among other things, limit the ability of the Guarantors to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell capital stock of the Guarantors, and enter into certain mergers and consolidations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
     FINANCIAL CONDITION, CONTINUED



The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Senior Notes Indenture, provided that dividends payable to Host Marriott Services Corporation are limited to 25% of the Company's consolidated net income and provided, further, that no dividends can be declared by the Company within 18 months after the closing date of the Facilities on December 20, 1995. The loan agreements also contain certain financial ratio and capital expenditure covenants. Outstanding borrowings under the Revolver Facility are also required to be repaid in full for 30 consecutive days during each fiscal year. Any indebtedness outstanding under the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, or the occurrence of certain events of default under the Senior Notes Indenture. As of September 6, 1996, and throughout the twelve and thirty-six weeks ended September 6, 1996, there was no outstanding indebtedness under the Revolver Facility and the Company was in compliance with the covenants described above.

The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital, totaled $44.8 million for the first three quarters of 1996 as compared with $29.3 million for the same period in 1995. Operating cash flow remained strong during the third quarter which has historically been the Company's strongest seasonal quarter. At September 6, 1996, cash and cash equivalents reached a seasonally high level of $94.2 million. The increase in cash and cash equivalents was anticipated as of the end of the third quarter of 1996. During the fourth quarter of 1996, the Company will fund a $19.0 million interest payment and is expected to fund approximately $20.0 million in capital expenditures.

The primary uses of cash in investing activities consist of capital expenditures and acquisitions. The Company incurs capital expenditures to build out new facilities, expand or re-concept existing facilities, and to maintain the quality and improve operations of existing facilities. The Company's capital expenditures in the first three quarters of 1996 and 1995 totaled $41.0 million and $30.9 million, respectively. For the entire fiscal year of 1996, the Company expects to make capital expenditure investments of approximately $46.7 million in its core domestic airport and travel plaza business lines and approximately $16.6 million in growth markets and for a new financial system. The Company expects to fund these 1996 expenditures with its operating cash flow.

The Company's cash used in financing activities in the first three quarters of 1996 was $0.8 million compared with $0.7 million for the same period in 1995.

At September 6, 1996, the Company's working capital resulted in its current liabilities exceeding its current assets by $28.5 million. As a cash driven business, the Company benefits from maintaining negative working capital. The working capital is managed throughout the year to effectively maximize the financial returns to the Company. If needed, the Company's Revolver Facility provides funds for liquidity, seasonal borrowing needs and other general corporate purposes.

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased $5.7 million, or 14.7%, to $44.6 million in the third quarter of 1996. EBITDA totaled $84.5 million and $68.1 million for the first three quarters of 1996 and 1995, respectively, an increase of $16.4 million, or 24.1%. The quarter-to-quarter and year-to-date comparisons reflect the impact of improved operating results in 1996. The Company believes that EBITDA is a meaningful measure of its operating performance and is used by certain investors to estimate the Company's ability to meet debt service requirements and fund capital investments. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP"). The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
     FINANCIAL CONDITION, CONTINUED



The following is a reconciliation of EBITDA to net income (loss):

                                                           TWELVE WEEKS ENDED              THIRTY-SIX WEEKS ENDED
                                                     -------------------------------   -------------------------------
                                                        SEPT. 6,        SEPT. 8,          SEPT. 6,        SEPT. 8,
(IN MILLIONS)                                             1996            1995              1996            1995
---------------------------------------------------- --------------- --------------- - --------------- ---------------

EBITDA                                                     $ 44.6          $ 38.9            $ 84.5          $ 68.1
Interest expense                                             (9.0)           (9.1)            (26.9)          (27.6)
(Provision) benefit for income taxes                        (10.0)           (7.0)             (9.3)           (3.8)
Extraordinary item, net of taxes                              ---             ---               ---            (9.6)
Depreciation and amortization                               (12.3)          (11.6)            (35.2)          (35.0)
Other non-cash items                                          0.3             0.4              (0.3)           (0.2)
---------------------------------------------------- --------------- --------------- - --------------- ---------------

NET INCOME (LOSS)                                          $ 13.6          $ 11.6            $ 12.8          $ (8.1)
---------------------------------------------------- --------------- --------------- - --------------- ---------------


IMPAIRMENTS OF LONG-LIVED ASSETS

Effective September 9, 1995, the Company adopted SFAS No. 121, which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the estimated undiscounted future cash flows of the asset. In adopting SFAS No. 121 (and thereby changing its method of measuring long-lived asset impairments from a business-line basis to an individual operating-unit basis), the Company wrote down substantially all of the long-lived assets (primarily leasehold improvements and equipment) of 14 individual operating units in the fourth quarter of 1995. Approximately 43% of the total write-down of $22.1 million taken in the fourth quarter of 1995 related to one operating unit ($9.0 million). The total cash flow deficit from the 14 operating units is projected to be approximately $39.5 million during the remaining terms of the lease agreements, of which $27.1 million relates to the one operating unit referred to above.


DEFERRED INCOME TAXES

Realization of the net deferred tax assets totaling $81.5 million as of September 6, 1996, is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at September 6, 1996. Future levels of operating income and other taxable gains are dependent upon general economic and industry conditions, including airport and tollroad traffic, inflation, competition, and other factors beyond the Company's control, and no assurance can be given that sufficient taxable income will be generated for full utilization of these temporary deferred deductions. Management has considered these factors in reaching its conclusion that it is more likely than not that operating income will be sufficient to utilize these deferred deductions fully. The amount of the net deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are not achieved.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (1) (In millions)

                                                TWELVE WEEKS ENDED (1) (2)              THIRTY-SIX WEEKS ENDED (1) (2)
                                          ---------------------------------------    --------------------------------------
                                                           PRO                                       PRO
                                                          FORMA      HISTORICAL                     FORMA      HISTORICAL
                                            SEPT. 6,    SEPT. 8,     SEPT. 8,         SEPT. 6,    SEPT. 8,     SEPT. 8,
                                             1996          1995         1995            1996         1995         1995
----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

REVENUES                                      $294.6       $269.0       $258.2          $789.4       $705.9       $672.3
----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

OPERATING COSTS AND EXPENSES
   Cost of sales                                86.6         81.8         78.2           234.2        215.1        205.0
   Payroll and benefits                         79.0         72.1         68.0           228.7        205.4        193.3
   Rent                                         45.2         41.3         40.1           129.5        113.1        109.5
   Royalties                                     5.5          4.3          3.9            13.8         11.2         10.0
   Depreciation and amortization                11.9         12.3         11.5            33.5         34.6         32.6
   Other                                        23.1         20.7         19.7            65.9         58.3         59.2
----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

    TOTAL OPERATING COSTS AND EXPENSES         251.3        232.5        221.4           705.6        637.7        609.6
----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

OPERATING PROFIT BEFORE CORPORATE
   EXPENSES AND INTEREST                        43.3         36.5         36.8            83.8         68.2         62.7
    Corporate expenses                         (11.2)       (11.6)        (9.5)          (35.1)       (33.5)       (30.0)
    Interest expense                            (9.2)        (8.9)        (9.2)          (27.7)       (26.7)       (28.0)
    Interest income                              0.7          0.5          0.5             1.1          0.6          0.6
----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                       23.6         16.5         18.6            22.1          8.6          5.3
Provision for income taxes                      10.0          6.3          7.0             9.3          5.0          3.8
----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

INCOME BEFORE
   EXTRAORDINARY ITEM                           13.6         10.2         11.6            12.8          3.6          1.5
Extraordinary item--loss on
   extinguishment of debt (net of related
   income tax benefit of $5.2 million)           ---          ---          ---             ---          ---         (9.6)
----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

NET INCOME (LOSS)                             $ 13.6       $ 10.2       $ 11.6          $ 12.8       $  3.6       $ (8.1)
----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

(1) Pro forma data for the third quarter and first three quarters of 1995 reflect (i) the elimination of the revenues and operating costs of three full-service hotels transferred to Host Marriott Corporation in connection with the December 29, 1995, spin-off of the Company and its parent, Host Marriott Services Corporation, (ii) the elimination of the revenues, operating costs, and interest expense on capital leases related to certain former restaurant operations transferred to Host Marriott Corporation, (iii) recording of revenues and operating costs and expenses related to six airport concessions contracts transferred to the Company from Host Marriott Corporation in the fourth quarter of 1995, (iv) recording of management fee income for Host Marriott Corporation's retained restaurant operations, (v) adjustment to reduce interest expense to reflect the decrease in interest rates as a result of the issuance of the Senior Notes and to reflect additional interest expense on certain incremental debt, (vi) increase in general and administrative costs to operate the Company on a stand-alone basis, and (vii) the income tax impact of pro forma adjustments at statutory rates.
(2) Pro forma presentation reflects results as if the spin-off of the Company from Host Marriott Corporation and the related transactions had occurred at the beginning of 1995. Comparisons on a pro forma basis are better indicators of relative performance between periods because historical results do not reflect the spin-off until the distribution date of December 29, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     EXHIBIT NO.  DESCRIPTION
         27       Financial Data Schedule (EDGAR Filing Only)
 .

(b)  Reports on Form 8-K:

     None.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               HOST INTERNATIONAL, INC.



    OCTOBER 18, 1996                            /S/  BRIAN W. BETHERS
--------------------------          --------------------------------------------
         Date                                       Brian W. Bethers
                                    Vice President (Principal Financial Officer)