Form 10-Q
period 1997-03-28
HOST INTERNATIONAL INC /DE/
filed 1997-05-09
CIK 905042

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                    OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



    QUARTER ENDED MARCH 28, 1997             COMMISSION FILE NO. 33-95060




                          HOST INTERNATIONAL, INC.


            DELAWARE                               52-1242334
    ------------------------        ---------------------------------------
    (State of Incorporation)        (I.R.S. Employer Identification Number)


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

                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION (UNAUDITED):

         Condensed Consolidated Statements of Operations -
           For the Twelve Weeks Ended March 28, 1997 and March 22, 1996        2

         Condensed Consolidated Balance Sheets -
           As of March 28, 1997 and January 3, 1997                            3

         Condensed Consolidated Statements of Cash Flows -
           For the Twelve Weeks Ended March 28, 1997 and March 22, 1996        4

         Condensed Consolidated Statement of Shareholder's Deficit -
           For the Twelve Weeks Ended March 28, 1997                           5

         Notes to Condensed Consolidated Financial Statements               6-10

         Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       11-16

PART II. OTHER INFORMATION AND SIGNATURE:

         Legal Proceedings                                                    17

         Changes in Securities                                                17

         Defaults Upon Senior Securities                                      17

         Submission of Matters to a Vote of Security Holders                  17

         Other Information                                                    17

         Exhibits and Reports on Form 8-K                                     17

         Signature                                                            18

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS)


                                                                                  TWELVE WEEKS ENDED
                                                                           ----------------------------------
                                                                               MARCH 28,       MARCH 22,
                                                                                 1997             1996
-------------------------------------------------------------------------------------------------------------

REVENUES                                                                            $238.8          $236.3
-------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Cost of sales                                                                     69.4            70.2
    Payroll and benefits                                                              74.5            73.5
    Occupancy costs                                                                   55.7            53.7
    General and administrative                                                        12.5            12.2
    Other                                                                             23.3            24.3
-------------------------------------------------------------------------------------------------------------

       Total operating costs and expenses                                            235.4           233.9
-------------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                                                       3.4             2.4

    Interest expense                                                                  (9.2)           (9.2)
    Interest income                                                                    0.7             0.2
-------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                                              (5.1)           (6.6)
Benefit for income taxes                                                              (2.0)           (2.8)
-------------------------------------------------------------------------------------------------------------

NET LOSS                                                                            $ (3.1)         $ (3.8)
-------------------------------------------------------------------------------------------------------------






      See  notes  to  condensed   consolidated  financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS)


                                                                                  MARCH 28,           JANUARY 3,
                                                                                     1997                1997
------------------------------------------------------------------------------ ----------------- -- ----------------

                                   ASSETS

Current assets:
   Cash and cash equivalents                                                          $  72.5             $  93.1
   Accounts receivable, net                                                              29.9                26.2
   Inventories                                                                           38.6                40.8
   Deferred income taxes                                                                 26.2                27.0
   Prepaid rent                                                                           6.4                 5.9
   Other current assets                                                                   4.3                 3.4
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total current assets                                                                 177.9               196.4

Property and equipment, net                                                             248.5               245.1
Intangible assets                                                                        24.5                23.1
Deferred income taxes                                                                    53.2                51.7
Other assets                                                                             19.4                19.6
--------------------------------------------------------------------------------------------------- ----------------

   Total assets                                                                       $ 523.5             $ 535.9
------------------------------------------------------------------------------ ----------------- -- ----------------


                    LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
   Accounts payable                                                                   $  74.5             $  93.1
   Accrued payroll and benefits                                                          43.4                45.7
   Accrued interest payable                                                              13.5                 4.8
   Current portion of long-term debt                                                      0.8                 0.8
   Other current liabilities                                                             62.3                59.4
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total current liabilities                                                            194.5               203.8

Long-term debt                                                                          407.3               407.4
Other liabilities                                                                        55.4                54.7
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total liabilities                                                                    657.2               665.9

Common stock, no par value, 100 shares authorized,
   issued and outstanding                                                                 ---                 ---
Additional paid-in capital                                                                ---                 ---
Retained deficit                                                                       (133.7)             (130.0)
--------------------------------------------------------------------------------------------------------------------

   Total shareholder's deficit                                                         (133.7)             (130.0)
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total liabilities and shareholder's deficit                                        $ 523.5             $ 535.9
------------------------------------------------------------------------------ ----------------- -- ----------------




      See  notes  to  condensed   consolidated  financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

                                                                                       TWELVE WEEKS ENDED
                                                                               --------------------------------------
                                                                                  MARCH 28,            MARCH 22,
                                                                                    1997                 1996
------------------------------------------------------------------------------ --------------------------------------

OPERATING ACTIVITIES
   Net loss                                                                            $ (3.1)                $ (3.8)

   Adjustments to reconcile net income to cash from operations:
     Depreciation and amortization                                                       11.6                   10.8
     Amortization of deferred financing costs                                             0.2                    0.2
     Income taxes                                                                        (0.7)                  (2.8)
     Other                                                                                1.0                    0.1
     Working capital changes:
       (Increase) decrease in accounts receivable                                        (3.6)                   0.8
       Decrease in inventories                                                            2.0                    0.8
       (Increase) decrease in other current assets                                       (1.5)                   0.1
       Increase (decrease) in accounts payable and accruals                             (12.6)                   8.7
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash provided by (used in) operations                                                 (6.7)                  14.9

INVESTING ACTIVITIES
   Capital expenditures                                                                 (12.2)                 (11.8)
   Other, net                                                                            (1.4)                  (0.6)
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash used in investing activities                                                    (13.6)                 (12.4)

FINANCING ACTIVITIES
   Repayments of long-term debt                                                          (0.2)                  (0.4)
   Foreign exchange translation adjustments                                              (0.1)                   ---
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash used in financing activities                                                     (0.3)                  (0.4)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (20.6)                   2.1
CASH AND CASH EQUIVALENTS, BEGINNING OF QUARTER                                          93.1                   45.3
------------------------------------------------------------------------------ ----------------- -- -----------------

CASH AND CASH EQUIVALENTS, END OF QUARTER                                              $ 72.5                 $ 47.4
------------------------------------------------------------------------------ ----------------- -- -----------------









      See  notes  to  condensed   consolidated  financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT (UNAUDITED) TWELVE WEEKS ENDED MARCH 28, 1997
(IN MILLIONS)


                                                                 ADDITIONAL
                                                  COMMON           PAID-IN          RETAINED
                                                  STOCK           CAPITAL           DEFICIT           TOTAL
-------------------------------------------- ----------------- ---------------- ----------------- -----------------

Balance, January 3, 1997                           $    ---         $    ---           $(130.0)          $(130.0)
   Deferred compensation and other                      ---              ---              (0.6)             (0.6)
   Net loss                                             ---              ---              (3.1)             (3.1)
-------------------------------------------- ----------------- ---------------- ----------------- -----------------

BALANCE, MARCH 28, 1997                            $    ---         $    ---           $(133.7)          $(133.7)
-------------------------------------------- ----------------- ---------------- ----------------- -----------------











       See  notes  to  condensed   consolidated  financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying condensed consolidated financial statements of Host International, Inc. (the "Company", a wholly owned subsidiary of Host Marriott Services Corporation) and its subsidiaries, have been prepared without audit. The Company manages travel plazas on six tollroads for Host Marriott Tollroads, Inc. (a wholly owned subsidiary of Host Marriott Services Corporation) and receives management fees for such services. Base management fees are determined as a percentage of revenues, with additional incentive management fees determined as a percentage of available cash flow.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1997. Capitalized terms not otherwise defined herein have the meanings specified in the Annual Report on Form 10-K.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of March 28, 1997 and January 3, 1997 and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated. Certain reclassifications were made to the prior year financial statements to conform to the 1997 presentation.

2. The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," during 1996. The Company is required to adopt SFAS No. 129, "Disclosure of Information about Capital Structure," no later than its fiscal year ending January 2, 1998. The adoption of SFAS No. 129 will not have a material effect on the Company's consolidated financial statements.

3. Management approved a formal restructuring plan in October 1995 and the Company recorded a pretax restructuring charge to earnings of $14.5 million in the fourth quarter of 1995. The restructuring charge was primarily comprised of involuntary employee termination benefits (related to its realignment of operational responsibilities) and lease cancellation penalty fees and related costs resulting from the Company's plan to exit certain activities in its entertainment venues.

     The employee termination benefits included in the restructuring charge reflect the immediate elimination of approximately 100 corporate and field operations positions and the elimination of approximately 200 additional field operations positions, all of which were specifically identified in the restructuring plan. Certain initiatives of the restructuring plan were scheduled to be implemented throughout the duration of the plan, resulting in an extended period over which the 200 additional field operations positions would be eliminated. The Company expects to complete its plan to involuntarily terminate employees by the end of the second quarter of 1997, although severance payments are expected to continue beyond the end of the second quarter of 1997 due to the provisions of the program that allow for extended severance payments. As of the end of the first quarter of 1997, the Company had terminated 202 positions in connection with the restructuring plan.

     Also as a part of the restructuring, the Company committed to exit certain operating units in entertainment venues which were deemed to be inconsistent with the Company's core operating strategies. As of the end of the first quarter of 1997, this portion of the restructuring plan was essentially complete.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued



     The following table sets forth the restructuring reserve and related activity as of March 28, 1997:


-------------------------------------- --------------- -- -------------------------------------- -- -----------------

                                                                    ACTIVITY TO DATE
                                                          --------------------------------------
                                                                                   CHANGES              RESERVE
                                         PROVISION             COSTS                  IN                 AS OF
(IN MILLIONS)                             RECORDED            INCURRED             ESTIMATE             3/28/97
-------------------------------------- --------------- -- ----------------- -- ----------------- -- -----------------

Employee termination benefits                   $11.6                $ 6.3              $ ---                  $ 5.3
Asset write-downs                                 0.5                  0.8                0.3                    ---
Lease cancellation penalty fees
    and related costs                             2.4                  1.9               (0.3)                   0.2
-------------------------------------- --------------- -- ----------------- -- ----------------- -- -----------------

Total                                           $14.5                $ 9.0              $ ---                  $ 5.5
-------------------------------------- --------------- -- ----------------- -- ----------------- -- -----------------


4. Cash and cash equivalents generally include all highly liquid investments with a maturity of three months or less at the date of purchase. These investments include money market assets and commercial paper used as a part of the Company's cash management activities.

5.   SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION
     Certain subsidiaries of the Company guarantee the Senior Notes. The separate financial statements of each guaranteeing subsidiary (together, the "Guarantor Subsidiaries") are not presented because the Company's management has concluded that such separate financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly owned subsidiary of the Company. Certain of the Company's controlled affiliates, in which the Company owns between 50% and 90% interest, are not guarantors of the Senior Notes. The ability of the Company's Non-Guarantor Subsidiaries to make dividends to the Company is restricted to the extent of the minority interests' share in the affiliates' combined net assets. There is no subsidiary of the Company the capital stock of which comprises a substantial portion of the collateral for the Senior Notes within the meaning of Rule 3-10 of Regulation S-X. The following condensed consolidating financial information sets forth the combined results of operations, financial position, and cash flows of the parent, Guarantor Subsidiaries and Non-guarantor Subsidiaries. Certain reclassifications were made to conform all of the supplemental information to the financial presentation on a consolidated basis. The principal eliminating and adjusting entries reflect (i) Company debt and related interest charges reflected in the financial statements of the Company (as obligor) and also the Guarantor Subsidiaries, (as guarantors), (ii) investments, advances and equity in earnings in subsidiaries, and (iii) the minority interests' equity interests in the partnership distributions and the minority interest liabilities.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued



SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                 TWELVE WEEKS ENDED MARCH 28,1997
----------------------------------------- --------------------------------------------------------------------------------
                                                        GUARANTOR      NON-GUARANTOR     ELIMINATIONS &
                                            PARENT    SUBSIDIARIES     SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
----------------------------------------- ----------- -------------- ------------------ ------------------ ---------------

Revenues                                   $   ---        $ 207.5              $31.3            $   ---          $238.8
Operating costs and expenses                   ---          207.8               27.6                ---           235.4
----------------------------------------- ----------- -------------- ------------------ ------------------ ---------------

Operating profit                               ---           (0.3)               3.7                ---             3.4
Interest expense                              (9.0)          (9.2)               ---                9.0            (9.2)
Interest income                                0.7            0.7                ---               (0.7)            0.7
----------------------------------------- ----------- -------------- ------------------ ------------------ ---------------

Income (loss) before income taxes             (8.3)          (8.8)               3.7                8.3            (5.1)
Benefit for income taxes                      (2.0)          (2.0)               ---                2.0            (2.0)
Equity interest in affiliates                  3.2            ---                ---               (3.2)            ---
----------------------------------------- ----------- -------------- ------------------ ------------------ ---------------

Net income (loss)                           $ (3.1)        $ (6.8)            $  3.7             $  3.1           $(3.1)
----------------------------------------- ----------- -------------- ------------------ ------------------ ---------------




                                                                 TWELVE WEEKS ENDED MARCH 22, 1996
----------------------------------------- --------------------------------------------------------------------------------
                                                        GUARANTOR      NON-GUARANTOR     ELIMINATIONS &
                                            PARENT    SUBSIDIARIES     SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
----------------------------------------- ----------- -------------- ------------------ ------------------ ---------------

Revenues                                   $   ---         $208.3              $28.0            $   ---         $ 236.3
Operating costs and expenses                   ---          208.1               25.8                ---           233.9
----------------------------------------- ----------- -------------- ------------------ ------------------ ---------------

Operating profit                               ---            0.2                2.2                ---             2.4
Interest expense                              (9.0)          (9.2)               ---                9.0            (9.2)
Interest income                                0.2            0.2                ---               (0.2)            0.2
----------------------------------------- ----------- -------------- ------------------ ------------------ ---------------

Income (loss) before income taxes             (8.8)          (8.8)               2.2                8.8            (6.6)
Benefit for income taxes                      (2.8)          (2.8)               ---                2.8            (2.8)
Equity interest in affiliates                  2.2            ---                ---               (2.2)            ---
----------------------------------------- ----------- -------------- ------------------ ------------------ ---------------

Net income (loss)                           $ (3.8)        $ (6.0)             $ 2.2             $  3.8          $ (3.8)
----------------------------------------- ----------- -------------- ------------------ ------------------ ---------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued




SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS


                                                                         MARCH 28, 1997
                                                                              1997
--------------------------------------- ----------------------------------------------------------------------------------
                                                        GUARANTOR      NON-GUARANTOR     ELIMINATIONS &
                                           PARENT     SUBSIDIARIES     SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
--------------------------------------- ------------- -------------- ------------------ ------------------ ---------------

Current assets:
   Cash and cash equivalents               $  41.5        $  30.2              $  0.8          $    ---         $  72.5
   Other current assets                        ---           92.3                13.1               ---           105.4
--------------------------------------- ------------- -------------- ------------------ ------------------ ---------------
   Total current assets                       41.5          122.5                13.9               ---           177.9

Property and equipment, net                    ---          229.1                19.4               ---           248.5
Other assets                                   ---           97.1                 ---               ---            97.1
Investments in subsidiaries                  224.8            ---                 ---            (224.8)            ---
--------------------------------------- ------------- -------------- ------------------ ------------------ ---------------

Total Assets                               $ 266.3        $ 448.7             $  33.3           $(224.8)        $ 523.5
--------------------------------------- ------------- -------------- ------------------ ------------------ ---------------

Current liabilities:
   Accounts payable                       $    ---        $  69.4             $   5.1          $    ---         $  74.5
   Accrued payroll and benefits                ---           43.4                 ---               ---            43.4
   Other current liabilities                   ---           66.9                 9.7               ---            76.6
--------------------------------------- ------------- -------------- ------------------ ------------------ ---------------
   Total current liabilities                   ---          179.7                14.8               ---           194.5

Long-term debt                               400.0          407.3                 ---            (400.0)          407.3
Other liabilities                              ---           49.7                 0.1               5.6            55.4
--------------------------------------- ------------- -------------- ------------------ ------------------ ---------------

   Total Liabilities                         400.0          636.7                14.9            (394.4)          657.2

Owner's equity (deficit)                    (133.7)        (188.0)               18.4             169.6          (133.7)
--------------------------------------- ------------- -------------- ------------------ ------------------ ---------------

Total Liabilities and Owner's Deficit      $ 266.3        $ 448.7             $  33.3           $(224.8)        $ 523.5
--------------------------------------- ------------- -------------- ------------------ ------------------ ---------------




                                                                         JANUARY 3, 1997
--------------------------------------- ----------------------------------------------------------------------------------
                                                        GUARANTOR      NON-GUARANTOR     ELIMINATIONS &
                                           PARENT     SUBSIDIARIES     SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
--------------------------------------- ------------- -------------- ------------------ ------------------ ---------------

Current assets:
   Cash and cash equivalents               $  75.3        $  16.1             $  1.7           $    ---         $  93.1
   Other current assets                        ---           93.5                9.8                ---           103.3
--------------------------------------- ------------- -------------- ------------------ ------------------ ---------------
   Total current assets                       75.3          109.6               11.5                ---           196.4

Property and equipment, net                    ---          225.3               19.8                ---           245.1
Other assets                                   ---           94.4                ---                ---            94.4
Investments in subsidiaries                  194.7            ---                ---             (194.7)            ---
--------------------------------------- ------------- -------------- ------------------ ------------------ ---------------

Total Assets                               $ 270.0        $ 429.3             $ 31.3            $(194.7)        $ 535.9
--------------------------------------- ------------- -------------- ------------------ ------------------ ---------------

Current liabilities:
   Accounts payable                       $    ---        $  83.0             $ 10.1           $    ---         $  93.1
   Accrued payroll and benefits                ---           45.7                ---                ---            45.7
   Other current liabilities                   ---           65.0                ---                ---            65.0
--------------------------------------- ------------- -------------- ------------------ ------------------ ---------------
   Total current liabilities                   ---          193.7               10.1                ---           203.8

Long-term debt                               400.0          407.4                ---             (400.0)          407.4
Other liabilities                              ---           49.9                ---                4.8            54.7
--------------------------------------- ------------- -------------- ------------------ ------------------ ---------------

   Total Liabilities                         400.0          651.0               10.1             (395.2)          665.9

Owner's equity (deficit)                    (130.0)        (221.7)              21.2              200.5          (130.0)
--------------------------------------- ------------- -------------- ------------------ ------------------ ---------------

Total Liabilities and Owner's Deficit      $ 270.0        $ 429.3             $ 31.3            $(194.7)        $ 535.9
--------------------------------------- ------------- -------------- ------------------ ------------------ ---------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued




SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                               TWELVE WEEKS ENDED MARCH 28, 1997
---------------------------------------- ------------------------------------------------------------------------------
                                                                            NON-        ELIMINATIONS
                                                          GUARANTOR       GUARANTOR           &
                                            PARENT       SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
---------------------------------------- -------------- --------------- -------------- ---------------- ---------------

Cash provided by (used in) operations         $ (8.1)        $ (11.6)       $   4.9           $   8.1        $  (6.7)
---------------------------------------- -------------- --------------- -------------- ---------------- ---------------

Investing activities:
   Capital expenditures                          ---           (11.2)          (1.0)             ---           (12.2)
   Other                                         ---            (1.4)           0.5             (0.5)           (1.4)
   Advances (to) from subsidiaries             (25.7)           38.6           (4.8)            (8.1)            ---
---------------------------------------- -------------- --------------- -------------- ---------------- ---------------
   Cash provided by (used in)
      investing activities                     (25.7)           26.0           (5.3)            (8.6)          (13.6)
---------------------------------------- -------------- --------------- -------------- ---------------- ---------------

Financing activities:
   Repayments of debt                            ---            (0.2)           ---              ---            (0.2)
   Foreign exchange translation
     adjustments                                 ---            (0.1)           ---              ---            (0.1)
   Partnership contributions
     (distributions), net                        ---             ---           (0.5)             0.5             ---
---------------------------------------- -------------- --------------- -------------- ---------------- ---------------
   Cash used in
     financing activities                        ---            (0.3)          (0.5)             0.5            (0.3)
---------------------------------------- -------------- --------------- -------------- ---------------- ---------------

Increase (decrease) in cash and
     cash equivalents                        $ (33.8)         $ 14.1        $  (0.9)         $   ---        $  (20.6)
---------------------------------------- -------------- --------------- -------------- ---------------- ---------------



                                                               TWELVE WEEKS ENDED MARCH 22, 1996
---------------------------------------- ------------------------------------------------------------------------------
                                                                            NON-        ELIMINATIONS
                                                          GUARANTOR       GUARANTOR          &
                                            PARENT      SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS     CONSOLIDATED
---------------------------------------- ------------- ---------------- -------------- --------------- ----------------

Cash provided by (used in) operations        $ (8.6)          $ 11.3          $ 3.6          $  8.6           $ 14.9
---------------------------------------- ------------- ---------------- -------------- --------------- ----------------

Investing activities:
   Capital expenditures                         ---             (5.5)          (6.3)            ---            (11.8)
   Other                                        ---             (0.6)          (2.7)            2.7             (0.6)
   Advances (to) from subsidiaries             22.1            (16.2)           2.7            (8.6)             ---
---------------------------------------- ------------- ---------------- -------------- --------------- ----------------
   Cash provided by (used in)
     investing activities                      22.1            (22.3)          (6.3)           (5.9)           (12.4)
---------------------------------------- ------------- ---------------- -------------- --------------- ----------------

Financing activities:
   Repayments of debt                           ---             (0.4)           ---             ---             (0.4)
   Partnership contributions
       (distributions), net                     ---              ---            2.7            (2.7)             ---
---------------------------------------- ------------- ---------------- -------------- --------------- ----------------
   Cash provided by (used in)
     financing activities                       ---             (0.4)           2.7            (2.7)            (0.4)
---------------------------------------- ------------- ---------------- -------------- --------------- ----------------

Increase (decrease) in cash and
     cash equivalents                        $ 13.5          $ (11.4)         $ ---           $ ---            $ 2.1
---------------------------------------- ------------- ---------------- -------------- --------------- ----------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company manages travel plaza concessions contracts on six tollroads for Host Marriott Tollroads, Inc. (a wholly owned subsidiary of Host Marriott Services Corporation). Base management fees related to these travel plaza contracts are based on a percentage of total revenues earned during the period by each of the travel plazas, with additional incentive management fees determined as a percentage of available cash flow.

REVENUES. Revenues, including management fee income, for the twelve weeks ("quarter") ended March 28, 1997 increased by $2.5 million, or 1.1%, to $238.8 million compared with revenues of $236.3 million in the first quarter of 1996. This increase was driven by solid performance in comparable domestic airport concessions operations and the opening of the Ontario Mills food court in the fourth quarter of 1996.

AIRPORTS
Airport concession revenues were up $1.6 million, or 0.8%, to $197.9 million for the first quarter of 1997 compared with $196.3 million for the same period in 1996. Domestic airport concession revenues increased by $0.6 million, or 0.3%, to $184.9 million for the first quarter of 1997 compared to $184.3 million for the same period in 1996. International airport revenues were $13.0 million for the first quarter of 1997 compared with $12.0 million for the first quarter of last year, an increase of $1.0 million, or 8.3%. Revenue growth in domestic airport concessions can be attributed to strong fundamentals in the airport business, with passenger enplanements at comparable airports up an estimated 4.3% over last year's first quarter. Comparable contracts exclude the negative impact of contracts with significant changes in scope of operation and contracts undergoing significant construction of new facilities. Revenue growth at comparable domestic airport locations grew 7.0%. Revenue per enplaned passenger ("RPE") grew 2.7% at the Company's comparable airport locations in the first quarter of 1997. The FAA forecast has projected annual passenger enplanement growth of 4.1% through the year 2008. The growth in RPE can be attributed to the continued addition of branded locations, moderate increases in menu prices, various real estate maximization efforts and benefits from other operational initiatives. Airport revenue growth in the first quarter of 1997 was achieved despite the benefit of severe winter weather in 1996 which caused air traffic delays; and the calendar shift (first quarter 1997 began January 4, after the holiday travel season, while first quarter 1996 began December 30, 1995).

TRAVEL PLAZAS
Travel plaza concession revenues for the first quarter of 1997 were $26.0 million, a decrease of $0.1 million or 0.4%, compared to the same quarter a year ago. The calendar shift referred to above negatively impacted quarter-over-quarter sales.

SHOPPING MALLS AND ENTERTAINMENT
Shopping malls and entertainment concession revenues, primarily consisting of merchandise, food and beverage sales at food courts in shopping malls, stadiums, arenas, and other tourist attractions, increased by $0.9 million or 7.8%, to $12.5 million for the first quarter of 1997 from $11.6 million for the same period in 1996. The increase in shopping malls and entertainment concessions revenues was primarily attributable to the opening of the Ontario Mills Mall food court in the fourth quarter of 1996. The strong performance of the shopping mall facilities was offset by the Company's planned exit from certain retail operations in the business line that were deemed to be inconsistent with the Company's core strategies.

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

MANAGEMENT FEE INCOME. Travel plaza management fee income for the first quarter of 1997 was $2.4 million compared with $2.3 million for the same period of 1996. A slight increase in revenues at the managed tollroads

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued



accounted for the increase in management fee income, as management fees are calculated as a set percentage of revenues.

OPERATING COSTS AND EXPENSES. The Company's total operating costs and expenses were $235.4 million for the first quarter of 1997, or 98.6% of total revenues, compared with $233.9 million for the first quarter of 1996, or 99.0% of total revenues. The improved operating profit margin quarter-to-quarter of 0.4% reflects operating leverage benefits derived from revenue growth and an improvement in the cost-of-sales margin resulting from the implementation of several operating initiatives.

Cost of sales for the first quarter of 1997 was $69.4 million, a decrease of $0.8 million, or 1.1%, below the first quarter of last year. Cost of sales as a percentage of total revenues decreased 60 basis points during the first quarter of 1997, most notably due to various cost controlling initiatives implemented during the year. These initiatives include the roll out of the Store Manager concept intended to move management closer to the customer to improve customer satisfaction; the renegotiation of distributor agreements for books and magazines in the Company's airports and travel plazas to improve service, in-stock availability and cost margins as well as a program under which brand experts ("Brand Champions") are assigned to certain of the Company's largest selling branded concepts. The Brand Champions' function is to promote operational excellence and create operating efficiencies across all of the Company's locations of a particular brand.

Payroll and benefits totaled $74.5 million during the first quarter of 1997, a 1.4%, or $1.0 million, increase over the first quarter of 1996. Payroll and benefits as a percentage of total revenues for the first quarter of 1997 increased slightly to 31.2% from the 31.1% reported for the same period in 1996.

Occupancy costs consist of rent, royalties and depreciation and amortization expenses. Occupancy costs were $55.7 million for the first quarter of 1997, up $2.0 million or 3.7% compared to the first quarter of 1996. As a percentage of total revenues, occupancy costs increased to 23.3% for the first quarter of 1997 compared to 22.7% for the first quarter of 1996.

Rent expense totaled $39.9 million for the first quarter of 1997, an increase of $0.6 million, or 1.5%, over the first quarter of 1996. The majority of increased rent expense is attributable to equipment rentals, which are related to a new point of sale and back office computer system that the Company is rolling out to each of its operating units. The remainder of increased rent expense is due to increased revenues on contracts with rentals determined as a percentage of revenues.

Royalties expense for the first quarter of 1997 increased by 21.1% to $4.6 million from $3.8 million for the first quarter of last year. As a percentage of total revenues, royalties expense increased to 1.9% for the first quarter of 1997 compared to 1.6% for the first quarter of 1996. These increases reflect the Company's continued introduction of branded concepts to its airport concessions operations. Royalties expense as a percentage of branded sales decreased to 6.5% for the first quarter of 1997 from 6.6% for the same period in 1996. This margin decrease is attributable to the addition of branded concepts with lower-than-average royalty percentages. Branded facilities generate higher sales per square foot and contribute toward increased RPE, which offset royalty payments required to operate the concepts. Branded concepts in all of the Company's managed and operated venues have grown at a compound annual growth rate of 12.2% over the last five fiscal years. No single branded concept accounts for more than 10% of total revenues. Branded revenues increased 19.6% for the first quarter of 1997 when compared with the same period in 1996, the majority of which related to branded sales at airports.

Branded revenues in airports have increased 22.6% in the first quarter of 1997 compared to the same period in 1996. This increase can be attributed to large new branded concept developments in Dulles International Airport (just outside of Washington, D.C.), San Diego International Airport, Los Angeles International Airport and Hartsfield Atlanta International Airport. Airport branded product sales in the first quarter increased to $53.1 million, or 26.8% of total airport revenues, compared with $43.3 million, or 22.1% of total airport revenues, in the first quarter of 1996.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued



Depreciation and amortization expense, excluding $0.4 million of corporate depreciation on property and equipment which is included as a component of general and administrative expenses, was $11.2 million for the first quarter of 1997, up 5.7% compared to $10.6 million for the first quarter of 1996. The increase in depreciation was largely due to developments at the Ontario Mills Mall food court and Los Angeles International Airport.

General and administrative expenses were $12.5 million for the first quarter of 1997, an increase of $0.3 million, or 2.5%, over the $12.2 million for the first quarter of 1996. This increase is primarily attributable to higher corporate depreciation expense associated with the new headquarters and financial system, which was partially offset by a decrease in corporate payroll and benefits expense.

Other operating expenses, which includes utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, were $23.3 million for the first quarter of 1997, a $1.0 million, or 4.1% decrease from the $24.3 million reported in the first quarter of 1996. As a percentage of total revenues, other operating expenses decreased to 9.8% compared with 10.3% for the first quarter of 1997 and 1996, respectively.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased to $3.4 million, or 1.4% of revenues, for the first quarter of 1997, from $2.4 million, or 1.0% of revenues, for the first quarter of 1996. Operating profit for airports, prior to the allocation of corporate general and administrative expenses, was $16.8 million for the first quarter of 1997 as compared with $15.6 million for the first quarter of 1996. Operating loss for the travel plaza business line, excluding general and administrative expenses, increased $0.1 million to $1.5 million for the first quarter of 1997. Operating profit for shopping malls and entertainment, excluding general and administrative expenses, totaled $0.6 million and $0.4 million for the first quarter of 1997 and 1996, respectively. The operating profit (loss) margins totaled 8.5%, (5.3)% and 4.8% for airports, travel plazas and shopping malls and entertainment, respectively, in the first quarter of 1997. During the first quarter of 1996, the operating profit (loss) margins totaled 7.9%, (4.9)% and 3.4% for airports, travel plazas and shopping malls and entertainment, respectively. Several strategic initiatives, including the Store Manager concept and the Brand Champion program in the Company's largest selling branded concepts have contributed toward improved cost management.

INTEREST EXPENSE. Interest expense was unchanged at $9.2 million for the first quarter of 1997 compared with the same quarter in 1996, reflecting the fixed rate of 9.5% on the Company's $400.0 million of Senior Notes.

INTEREST INCOME. Interest income totaled $0.7 million for the first quarter of 1997, a $0.5 million increase when compared with the $0.2 million reported for the same period in 1996. The Company's acceleration of the transfer of cash balances from local depository accounts to corporate interest bearing consolidation accounts contributed to the increase in interest income during the quarter. The Company's strong financial performance during the quarter and in 1996 contributed significantly to increases in cash balances. Cash balances during the quarter were also temporarily higher due to a transition to a new financial system at year-end 1996. This transition resulted in beginning cash balances being higher than the Company's normal seasonal level.

INCOME TAXES. The benefit for income taxes for the first quarters of 1997 and 1996 was $2.0 million and $2.8 million, respectively.

NET LOSS. The Company's net loss for the first quarter of 1997 was $3.1 million compared with a net loss of $3.8 million for the first quarter of 1996.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued



LIQUIDITY AND CAPITAL RESOURCES

The Company funds its capital requirements with a combination of existing cash balances, operating cash flow and debt and equity financing and contributions from the Company's parent. The Company believes that cash flow generated from ongoing operations, current cash balances and funds available from existing credit facilities are more than adequate to finance ongoing capital expenditures, as well as, meet debt service requirements. The Company also has the ability to fund its planned growth initiatives from the sources identified above; however, should significant growth opportunities arise, such as business combinations or contract acquisitions, alternative financing arrangements will be evaluated and considered.

The Company is required to make semi-annual cash interest payments on the Senior Notes at a fixed interest rate of 9.5%. The Company is not required to make principal payments on the Senior Notes until maturity except in the event of (i) certain changes in control or (ii) certain asset sales in which the proceeds are not invested in other properties within a specified period of time. Management does not expect either of these events to occur and therefore does not anticipate that the principal payments on the Senior Notes will be due before maturity.

The Senior Notes mature in 2005 and are fully and unconditionally guaranteed on a joint and several basis by certain subsidiaries of the Company (the "Guarantors"). The Senior Notes are also secured by a pledge of the capital stock of the Guarantors. The indenture governing the Senior Notes (the "Indenture") contains covenants that, among other things, limit the ability of the Guarantors to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell capital stock of the Guarantors, and enter into certain mergers and consolidations.

The First National Bank of Chicago, as agent for a group of participating lenders, has provided credit facilities (the "Facilities") to the Company. During the first quarter of 1997 the Company negotiated several enhancements to the Facilities. The enhancements increased the aggregate principal amount of the Facilities from $75.0 million through 2001 to $100.0 million through April 2002 (the "Total Commitment"). The Total Commitment consists of (i) a letter of credit facility in the amount of $25.0 million for the issuance of financial and non-financial letters of credit and (ii) a revolving credit facility in the amount of $75.0 million (the "Revolver Facility") for working capital and general corporate purposes other than hostile acquisitions. All borrowings under the Facilities are senior obligations of the Company and are secured by Host Marriott Services Corporation's pledge of, and a first perfected security interest in, all of the capital stock of the Company and certain of its subsidiaries.

The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Indenture, provided that dividends payable to Host Marriott Services Corporation are limited to 25% of the Company's consolidated net income and provided, further, that no dividends can be declared by the Company prior to June 20, 1997. The loan agreements also contain certain financial ratio and capital expenditure covenants. The enhancements to the Facility during the first quarter of 1997 eliminated the Revolver Facility's annual 30-day repayment provision. Any indebtedness outstanding under the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, or the occurrence of certain events of default under the Indenture. As of March 28, 1997 and throughout the twelve weeks ended March 28, 1997, there was no outstanding indebtedness under the Revolver Facility and the Company was in compliance with the covenants described above.

The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital, totaled $9.0 million for the first quarter of 1997 as compared with cash provided by operations of $4.5 million for the same period in 1996.

The primary uses of cash in investing activities consist of capital expenditures and acquisitions. The Company incurs capital expenditures to build out new facilities, expand or re-concept existing facilities, and to maintain the quality and

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued



improve operations of existing facilities. The Company's capital expenditures in the first quarter of 1997 and 1996, totaled $12.2 million and $11.8 million, respectively. For the entire fiscal year of 1997, the Company expects to make capital expenditure investments of approximately $58.0 million in its core domestic airport and travel plaza business lines and approximately $20.0 million in growth markets in international airports and food courts in domestic shopping malls. The timing of actual capital expenditures can vary from expected timing due to project scheduling and delays inherent in the construction and approval process. The Company expects to fund these 1997 expenditures with its operating cash flow.

The Company's cash used in financing activities in the first quarter of 1997 was $0.3 million, compared with cash used in financing activities of $0.4 million for the same period in 1996.

Working capital is managed throughout the year to effectively maximize the financial returns to the Company. As a cash driven business, the Company benefits from maintaining negative working capital. At March 28, 1997, the Company's working capital resulted in its current liabilities exceeding its current assets by $16.6 million. If needed, the Company's Revolver Facility provides funds for liquidity, seasonal borrowing needs and other general corporate purposes. In the fourth quarter of 1996, the Company transitioned to a new financial system, which included the centralization of the accounts payable function. As a result of the transition, the Company experienced unusually high balances in cash and cash equivalents and current liabilities.

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased $2.4 million, or 17.8%, to $15.9 million in the first quarter of 1997. The increase in EBITDA reflects the impact of improved operating results in 1997. The Company believes that EBITDA is one meaningful measure of its operating performance and is used by certain investors to estimate the Company's ability to meet debt service requirements and fund capital investments. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP"). The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

The following is a reconciliation of EBITDA to net loss:

                                                                                         TWELVE WEEKS ENDED
                                                                                   --------------------------------
                                                                                     MARCH 28,        MARCH 22,
(IN MILLIONS)                                                                           1997            1996
------------------------------------------- ----------------- ---------------- --- --------------- ----------------

EBITDA                                                                                   $ 15.9           $ 13.5
Interest expense (1)                                                                       (9.2)            (9.2)
Benefit for income taxes                                                                    2.0              2.8
Depreciation and amortization (1)                                                         (11.6)           (10.8)
Other non-cash items                                                                       (0.2)            (0.1)
------------------------------------------- ----------------- ---------------- --- --------------- ----------------

NET LOSS                                                                                 $ (3.1)          $ (3.8)
------------------------------------------- ----------------- ---------------- --- --------------- ----------------


(1)  Amortization  of deferred  financing  costs of $0.2  million  for both the first  quarters of 1997 and 1996 is included as a component of interest expense.


IMPAIRMENTS OF LONG-LIVED ASSETS

Effective September 9, 1995, the Company adopted SFAS No. 121, which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the estimated undiscounted future cash flows of the asset. In adopting SFAS No. 121 (and thereby changing its method of measuring long-lived asset impairments from

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued



a business-line basis to an individual operating-unit basis), the Company wrote down the assets (primarily leasehold improvements and equipment) of 14 individual operating units to the extent the carrying value of the assets exceeded the fair value of the assets in 1995. Eleven of the fourteen units had projected cash flow deficits, and, accordingly the assets of these units were written off in their entirety. The remaining three units had projected positive cash flows and the assets were partially written down to their estimated fair values.

During 1996, 5 of the original 14 impaired units were either disposed of or the lease term expired. As of March 28, 1997, the total cash flow deficit (including operating cash flows and necessary capital expenditures) from the remaining 9 operating units was projected to be approximately $16.8 million during the remaining terms of the lease agreements. Substantially all of the remaining deficit is attributable to two airport units.


DEFERRED INCOME TAXES

Realization of the net deferred tax assets totaling $79.4 million as of March 28, 1997, is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at March 28, 1997. Management anticipates that increases in taxable income will arise in future periods primarily as a result of business strategies and reduced operating costs resulting from the ongoing restructuring of the Company's business processes. The anticipated improvement in operating results is expected to increase the taxable income base to a level which would allow realization of the existing net deferred tax assets within nine to twelve years.

Future levels of operating income and other taxable gains are dependent upon general economic and industry conditions, including airport and tollroad traffic, inflation, competition, demand for development of concepts and other factors beyond the Company's control, and no assurance can be given that sufficient taxable income will be generated for full utilization of the tax credits and deductible temporary differences giving use to the net deferred tax credits. Management has considered these factors in reaching its conclusion that it is more likely than not that operating income will be sufficient to utilize these tax credits and temporary deferred deductions fully. The amount of the net deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are not achieved.

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

     None.

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



                                              HOST INTERNATIONAL, INC.



     MAY 9, 1997                               /S/  BRIAN W. BETHERS
---------------------               --------------------------------------------
         Date                                     Brian W. Bethers
                                    Vice President (Principal Financial Officer)