Form 10-K
period 1998-01-02
HOST INTERNATIONAL INC /DE/
filed 1998-03-31
CIK 905042

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 33-95060


                            HOST INTERNATIONAL, INC.



              DELAWARE                             52-1242334
----------------------------------    ---------------------------------------
   (State or Other Jurisdiction       (I.R.S. Employer Identification Number)
 of Incorporation or Organization)



                              6600 ROCKLEDGE DRIVE
                            BETHESDA, MARYLAND 20817
                                 (301) 380-7000



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                       DOCUMENT INCORPORATED BY REFERENCE
                Notice of 1998 Annual Meeting and Proxy Statement
                      of Host Marriott Services Corporation

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Host International, Inc. (the "Company"), a wholly-owned subsidiary of Host Marriott Services Corporation ("Host Marriott Services"), is the leading provider of food, beverage and merchandise concessions at airports, on tollroads, and at other travel and entertainment venues, with facilities at nearly every major commercial airport and tollroad in the United States.

       The Company operates primarily in the United States through its subsidiaries. The Company manages six tollroad contracts for Host Marriott Tollroads, Inc. ("Host Marriott Tollroads"), a wholly-owned subsidiary of Host Marriott Services. The Company also has international airport concessions operations in The Netherlands, New Zealand, Australia and Canada and will soon commence operations in Malaysia.

     The Company's operations are grouped into three business segments, Airports, Travel Plazas and Shopping Malls and Entertainment, which represented 79.7%, 15.2% and 5.1%, respectively, of total sales in 1997. See Note 14 to the Consolidated Financial Statements for financial information about the Company's business segments.

       Six airport concessions contracts were transferred to the Company from Host Marriott Corporation ("Host Marriott") on September 9, 1995. The revenues and operating costs and expenses of these six airport concessions contracts are included in the operating results for 1996 and 1997, but are excluded from operating results for the period of 1995 prior to the transfer date on September 9, 1995. Prior to the transfer of these contracts, the Company managed these six airport concessions contracts for Host Marriott and received a management fee for such management services. The Company also receives fees for managing six tollroad contracts for Host Marriott Tollroads.

BUSINESS STRATEGY

      The Company's strategic objective is to generate higher revenues and cash flows by increasing revenues per enplaning passenger ("RPE") and revenues per vehicle ("RPV"), as well as maximizing real estate at its existing concessions facilities, retaining existing contracts, gaining incremental business through securing new contracts in core markets and continuing to expand profitably into the international airport and domestic shopping mall food court concessions markets. Specifically, key elements of the Company's business strategy include the following:

REVENUE GROWTH AT EXISTING LOCATIONS

     The Company continues to increase the average amount spent by each customer by upgrading generic services to a blend of local and internationally known branded concepts, improving customer service and offering innovative facility designs. The Company has the largest portfolio of brands in the industry with more than 80 franchised, licensed or internally developed brands that are familiar to frequent travelers. The Company leads in brand development by researching customer preferences, targeting the latest trends in retail as well as food and beverage, identifying the best brands and then working to adopt a wide range of them into the operating environment. In 1997, the Company added several new unique and premium niche brands to its portfolio, including Jamba Juice, Cold Stone Creamery, Cheesecake Factory, Ruby's Diner, California Pizza Kitchen, La Salsa, Victoria's Secret, Lands End and Johnston and Murphy. Revenues from branded concepts increased by 13.5% during 1997 and accounted for approximately $400 million of the Company's total annual revenues, excluding management fees.

RETAINING EXISTING CONTRACTS

     The Company has maintained its market leadership position by striving to provide outstanding service to its customers and maintaining high standards in maintenance and innovation at each of its concession facilities. The

Company's strong relationships with airport and highway authorities and its successful concession operations have enabled the Company to retain the vast majority of its concession contracts. Since the beginning of 1995, the Company has retained 74.8% of contracts managed or operated that were up for renewal, weighted by contract size.

     During 1997, the Company renewed 10 key concessions contracts in 8 domestic airports, including Chicago O'Hare International Airport, Detroit Metropolitan Wayne County Airport, Charlotte Douglas International Airport, San Diego International Airport, Sacramento International Airport, Little Rock International Airport, Ontario International Airport and Maine's Portland International Airport. These 10 contracts represent approximately $150 million in annual revenues and have a weighted-average remaining contract life of ten years. The Company, through a joint venture, is negotiating to enter into a long-term lease agreement for 70% of the food and beverage concessions at the Miami International Airport, which would replace the current management agreement between the Company and Dade County.

     The Company's success in retaining contracts is affected by industry trends to fracture concessions contracts and award them to multiple operators and to increase participation by woman- and minority-owned businesses in airport concessions operations. While several large concessions contracts have been fractured, the Company has renewed the majority of its contracts without significant fracturing. The Company is committed to creating opportunities for woman- and minority-owned businesses and currently participates with such businesses in the substantial majority of its airport concessions contracts. While contract fracturing by airport authorities and increased participation by woman- and minority-owned businesses are expected in the future, the impact of these industry trends on future revenue growth in the airport business line is expected to be more than offset by new contract wins and operating initiatives.

SECURING NEW CONTRACTS IN CORE MARKETS

     The Company's core operating markets consist of domestic airport and travel plaza concessions. The Company's dedicated contract development teams are widely recognized as among the most experienced and innovative in the industry with a demonstrated track record of securing new contracts at attractive economic returns. Securing new contracts requires considerable management time and financial resources. These dedicated business development teams provide the Company with the expertise and depth to pursue multiple projects simultaneously. Since 1995, 16 new contracts in the Company's core markets were secured, with estimated annual revenues of $135.9 million.

EXPANDING PROFITABLY INTO NEW MARKETS AND VENUES

     The Company has identified the international airport concessions industry and domestic shopping mall food courts as its primary growth markets. The Company's goal is to approach $2.0 billion in total annual revenues by 2001, with 25% of the revenues coming from these two growth markets, as well as others.

     During 1997, the Company established a development office in Europe to evaluate and pursue airport concessions opportunities, successfully opened new, exciting facilities at the Montreal International Airport - Dorval, expanded its presence in Vancouver International Airport, renewed its contract at the Auckland International Airport in New Zealand and secured a 49% interest in a joint venture for several food and beverage concessions facilities at the new Kuala Lumpur International Airport in Malaysia.

     The shopping mall industry is in the process of consolidating, reconcepting and renovating, which creates a significant opportunity for the Company. The Company believes that food court opportunities in large malls align well with the operating skills and experience of the management team. By providing mall developers with turnkey food courts with branded concepts operated by trained and highly motivated employees, their leasing and property management activities are simplified. In addition, the Company believes that its operating skills, brand portfolio and brand expertise, compared to the skills of individual operators, will provide developers with better returns and more reliable service.

     During 1997, the Company opened its second food court concessions location at the new Grapevine Mills Mall near Dallas/Fort Worth, Texas, and its third food court concessions location at the Vista Ridge Mall in Lewisville, Texas (just outside of the Dallas/Fort Worth area). These shopping mall food courts are expected to generate approximately $15 million in annualized revenues by 2001.

     The Company  also  announced  in 1997 a ten-year  agreement  with the Simon
Debartolo Group, the nation's largest shopping mall developer, to operate and manage the 6,100 square foot food court and one food kiosk at the Independence Center Mall near Kansas City, Missouri, beginning in late 1998. Independence Center is the Company's second contract at an existing mall undergoing renovation, a key component of the Company's expansion strategy. The Company also announced during 1997 a third mega-mall food court agreement with The Mills Corporation. This ten-year agreement is for the development and operation of the food court at the new 1.4 million square foot Concord Mills Mall near Charlotte, North Carolina. These two contracts are expected to generate approximately $18 million in annualized revenues by 2001.

AIRPORT CONCESSIONS

     The Company is the leading provider of airport food, beverage, and merchandise concessions in the United States. The Company operates concessions at 63 airports in the U.S. and 7 internationally. The Company's portfolio of airport contracts is highly diversified in the U.S. in terms of geographic location and airport terminal type and size. No single airport contract constitutes a material portion of the Company's total revenues.

     Revenues in the airport business segment were $913.5 million and $911.5 million in 1997 and 1996, respectively. Excluding the 53rd week of operations in 1996, revenues in the airport business segment increased by 2.0%. The Company's airport concession revenues in 1997 and 1996 were approximately 79.7% and 80.0% of the Company's total revenues, respectively. Comparison of results of operations for 1995 are impacted by the transfer of the six airport concessions contracts from Host Marriott to the company during the fourth quarter of 1995. Airport concessions revenues, including management fees, were 76.8% of the Company's total revenues in 1995. The concentration of revenues from the Company's ten largest airport contracts decreased to 29.4% of the Company's total revenues from 37.8% of the Company's total revenues in 1996. Since 1995, airport revenues have grown at a compound annual growth rate of 9.5%, including management fees in 1995.

     All of the Company's airport concessions are operated under contracts with original terms typically ranging from 5 to 15 years. Contracts are generally awarded by airport authorities through a competitive process, but lease extensions are often negotiated before contracts expire. The weighted-average life remaining on the Company's airport contracts increased in 1997 to approximately 7.2 years from 6.7 years in 1996. Rents paid under the contracts averaged 16% of the Company's total airport revenues in both 1997 and 1996. Rent payments are typically determined as a percentage of sales subject to a minimum annual guarantee which may be stated as either a fixed dollar amount per year, a percentage of the prior year's rental obligation, or calculated on a per enplaning passenger basis. During 1997, rent payments for most of the Company's airport contracts exceeded the minimum annual guarantee on those contracts.

OPERATING LOCATIONS

     The Company operates or manages concessions facilities at the following airports:

     UNITED STATES:  Anchorage,  AK; Atlanta,  GA; Austin,  TX;  Baltimore,  MD;
Billings, MT; Birmingham, AL; Boston, MA; Charleston, SC; Charlotte, NC; Chicago, IL (O'Hare); Cincinnati, OH; Cleveland, OH; Columbia, SC; Corpus Christi, TX; Dallas, TX (DFW); Dayton, OH; Detroit, MI; Grand Rapids, MI;
Harlingen, TX; Hartford, CT; Honolulu, HI; Houston, TX; Indianapolis, IN; Jackson, MS; Jacksonville, FL; Kansas City, MO; Kauai, HI; Las Vegas, NV; Little Rock, AR; Los Angeles, CA (LAX); Louisville, KY; Lubbock, TX; Maui, HI; Memphis, TN; Miami, FL; Midland, TX; Milwaukee, WI; Minneapolis, MN; New York, NY (JFK); New York, NY (La Guardia); Newark, NJ; Omaha, NE; Ontario, CA; Orange County, CA; Orlando, FL; Phoenix, AZ; Portland, ME; Raleigh, NC; Reno, NV; Sacramento, CA; Salt Lake City, UT; San Diego, CA; San Francisco, CA

(SFO); San Jose, CA; Sarasota, FL; Savannah, GA; Seattle, WA; St. Louis, MO; Tampa, FL; Toledo, OH; Washington, D.C. (Dulles); Washington, D.C. (Ronald Reagan Washington National); and Wichita, KS.

     INTERNATIONAL: Auckland, New Zealand; Cairns, Australia; Christchurch, New Zealand; Melbourne, Australia; Vancouver, Canada; Montreal, Canada; and Schiphol, The Netherlands.

     The airport facilities operated by the Company offer five major product lines which are described below.

BRANDED FOOD AND BEVERAGE CONCESSIONS

     The Company has been a pioneer in providing airport travelers with well-known food and beverage branded concessions such as Burger King, Starbucks Coffee, Pizza Hut, Sbarro, Cinnabon, Nathan's Famous, Chili's, TCBY "Treats," Taco Bell, Dunkin Donuts and Popeyes. These branded concepts typically perform better and produce higher RPE as compared to non-branded concepts. Brand awareness, customer familiarity with product offerings, and the perception of superior value and consistency are all factors contributing to higher RPE in branded facilities. As a licensee or franchisee of these brands, the Company pays royalty fees ranging from 2% to 10% of total sales. Royalties expense as a percent of branded revenues averaged 6.3% in 1997.

     Branded food and beverage concepts revenues in all of the Company's venues have grown at a compound annual growth rate of 18.2% over the last three years. The Company's exposure to any one brand is limited given the diversity of brands that are offered and given that no single branded concept accounts for more than 10% of total revenues. Total branded revenues increased 13.6% in 1997, when compared with 1996, the majority of which related to the continued expansion of branded sales at airports and revenues from new shopping mall food courts, which consist primarily of branded food and beverage.

     Branded food and beverage revenues in airports have increased 15.4% when comparing 1997 and 1996. This increase can be attributed to large, new branded concept developments at Cleveland, Los Angeles and Minneapolis airports. Airport branded product sales increased to $249.9 million, or 27.4% of total airport revenues, for 1997, compared with $216.5 million, or 23.8% of total airport revenues, for fiscal year 1996.

NON-BRANDED FOOD AND BEVERAGE CONCESSIONS

     These concessions are operated under a generic name and serve primarily non-branded food and beverages in a restaurant or cafeteria-style setting. The majority of the food sold in these facilities is prepared on the premises and includes fresh salads, hot dogs, hamburgers, sandwiches and desserts. While branded items such as Pizza Hut Personal Pan Pizza are sold through separate vending stands within these facilities, the majority of the sales are non-branded food and beverage revenues. Non-branded food and beverage revenues generated approximately 37.4% and 40.4% of total Company airport concession revenues in 1997 and 1996, respectively. Revenues of non-branded food and beverage products were down $26.7 million, or 7.3%, to $341.3 million when comparing 1997 and 1996, reflecting the Company's efforts to aggressively transform its core airport markets from generic offerings to a blend of international and unique local branded concepts.

ADULT BEVERAGES

     The Company serves alcoholic and nonalcoholic drinks, together with selected food items, through lounges (generally operated under the Premium Stock Airpub name), restaurants, cafeterias, and specialty microbrewery pubs. These facilities are designed to provide a comfortable and convenient environment for passengers waiting for their flights. During 1997, the Company continued to introduce its increasingly popular microbrewery pubs which include, among others, Samuel Adams Brew House and Shipyard Brew Port. These bar and grill concepts bring local flavors to the Company's airport contracts and complement the Company's proprietary Premium Stock Airpub lounges. Adult beverages generated approximately 17.2% and 17.7% of total Company airport concessions sales in 1997 and 1996, respectively. Adult beverage sales at airports in which the Company operates were down slightly by $3.8 million in 1997 when compared with 1996.

MERCHANDISE OUTLETS

     The Company operates merchandise outlets at 27 airports. The Company's merchandise shops sell souvenirs, gifts, snack items, newspapers, magazines and other convenience items. The Company utilizes a team of merchandise specialists who, based on extensive research, create exciting visual displays, bring in custom-designed merchandise that reflects the regional flavor and develop marketing programs which capture customer interest. In an effort to maximize RPE, the Company continues to introduce specialty retail concepts such as Tie Rack, Victoria's Secret, Lands End, The Body Shop and Johnston and Murphy. Merchandise outlets generated approximately 13.7% of total Company airport concession sales in both 1997 and 1996. Merchandise sales increased by $0.8 million in 1997 to $125.3 million when compared with 1996.

DUTY-FREE SHOPS

     Duty-free shops sell items such as liquor, tobacco, perfume, leather goods, cosmetics and gifts on a tax- and duty-free basis to international travelers. The Company's largest airport duty-free operations are located at Detroit Metro International Airport, Sea-Tac International Airport, Hartsfield Atlanta International Airport and Minneapolis/St. Paul International Airport. Duty-free shops generated approximately 4.4% and 4.5% of total Company airport concession revenues in 1997 and 1996, respectively. Duty free merchandise sales totaled $39.9 million during 1997, a decrease of 3.9% compared to 1996, primarily due to the elimination of a weekly flight to Japan at an airport location.

OUTLOOK

     In March of 1998, the Federal Aviation Administration ("FAA") forecasted annual passenger enplanement growth of U.S. carriers of 3.7% through the year 2009. The U.S. airport concession industry is expected to continue to benefit from strong industry fundamentals and the expansion of "no-frills," low-fare airlines. In addition, to sustain low-fare positioning and improve financial performance, most airlines have lowered their costs by reducing or eliminating inflight catering services. The Company continues to benefit from this trend with an increased opportunity to serve passengers whose needs are not met in the air as a result of the reduction in airline catering services.

     The aggressive transformation of the Company's core airport markets from generic offerings to a blend of international and unique local branded concepts should attract more customers. Currently, branded food and beverage revenues make up only 42.3% of the Company's total food and beverage revenues in airport concessions (27.4% of total airport concessions revenues), demonstrating the considerable potential for growth. Further, the Company has redesigned and substantially improved its business development processes and is committed to refining its core operating processes to improve efficiencies, reduce costs and increase revenues.

     Initiatives to improve customer satisfaction and increase revenues include the rollout of the Store Manager concept intended to move management closer to the customer; the creation of the StoreCard reporting system, where emphasis is placed on tracking and measuring store level performance; and the implementation of Labor Pro software, which provides managers with a new automated labor scheduling report to manage service standards and control labor. The Company also renegotiated its distributor agreements for books and magazines in 1996 in the Company's airports and travel plazas to improve in-stock availability and cost margins. The Company also expanded a program under which brand experts ("Brand Champions") are assigned to certain of the Company's largest selling branded concepts to promote operational excellence and create operating efficiencies across all of the Company's locations of a particular brand. To date, the Company has assigned Brand Champions to the Burger King, Sbarro, Roy Rogers and Starbucks brands and the Company's internally developed brand, Premium Stock Airpub. Revenues from these branded and specialty concepts accounted for over 30% of total Company revenues in 1997. Further, the Company expects continued success in 1998 and beyond in making its core airport concessions contracts more profitable through new concepts and operating excellence initiatives.

     Over the next three years, 26 airport concessions contracts representing approximately $163.7 million, or 13.7% of annualized total Company revenues will come up for renewal. The Company expects continued success in retaining such contracts and is committed to striving for the highest levels of product quality and improved customer satisfaction.

TRAVEL PLAZA CONCESSIONS

     The Travel Plazas segment consists of 92 travel plazas spread throughout 13 tollroads, which is the largest network of travel plazas in the U.S. The Company's travel plazas are located in the mid-Atlantic, midwestern and northeastern states, as well as in Florida. The Company operates or manages these travel plazas and it currently holds the leading market position on each of the top ten tollroads on which it operates or manages. The relatively high level of traffic on tollroads in the mid-Atlantic and northeastern states make those roads the highest revenue-producing tollroads. The travel plazas, including management fees, consistently produce a significant portion of the Company's overall cash flow, contributing approximately 20% of total operating cash flow during 1997.

     Revenues in the travel plaza business segment, including management fees, were $174.2 million and $174.3 million in 1997 and 1996, respectively. The Company's travel plaza concession revenues in 1997, 1996 and 1995 were approximately 15.2%, 15.3% and 17.8%, of the Company's total revenues (including management fees), respectively. Excluding the extra week of operations in 1996, travel plaza revenues increased approximately 1.7%. The five largest travel plaza contracts accounted for approximately 12.9% and 13.1% of the Company's total revenues (including management fees) in 1997 and 1996, respectively. No single travel plaza contract constitutes a material portion of the Company's total revenues.

     Travel plazas are operated or managed under contracts with highway authorities that are typically 10 to 15 years in duration. Contracts are awarded through a competitive process, but lease extensions often can be negotiated before contracts expire. The weighted-average remaining life of the Company's managed and operated travel plaza contracts is approximately 7.0 years.

     The Company offers branded concepts in a clean, safe environment which are designed to appeal to travelers who desire high-quality meals without exiting the tollroad. Travel plaza concessions are dominated by branded concepts, which comprised 78.1% of travel plaza concessions revenues in 1997 (85.0% of travel plaza food and beverage revenues). The core business of most travel plazas is a mall-style food court offering branded restaurants, including Burger King, Roy Rogers, Bob's Big Boy, Sbarro, TCBY "Treats", Miami Subs Grill, Dunkin Donuts and Popeye's. Merchandise gift shops selling souvenirs, postcards, snacks, newspapers and magazines frequently are located adjacent to these food courts and accounted for approximately $13.0 million in sales in 1997. Travel plazas generally include automated teller machines, vending machines and business centers and all of the facilities are accessible to the disabled.

OPERATING LOCATIONS

     The Company operates or manages travel plazas on the following tollroads:

     Atlantic City Expressway; Delaware Turnpike; Florida's Turnpike; Garden State Parkway; Illinois Tollway; Maine Turnpike; Maryland Turnpike; Massachusetts Turnpike; New Jersey Turnpike; New York Thruway; Ohio Turnpike; Pennsylvania Turnpike; and West Virginia Parkways.

OUTLOOK

     The Company has projected, based on historical experience, that the impact on travel plaza revenue growth attributed to tollroad traffic in the Northeastern corridor of the U.S. will be approximately 1% to 2% on an annual basis. Moderate pricing and the introduction of new branded food and beverage concepts, to replace mature brands, are expected to further increase revenues in 1998 and beyond. Management's continued focus on operational excellence and the addition of development resources to evaluate growth strategies, including potential acquisitions, are expected to further enhance the operating performance of the Travel Plaza business line.

     Over the next three years, four travel plaza concessions contracts representing approximately $38.8 million, or 3.3%, of annualized total Company revenues, will come up for renewal (including management fees related to the six managed travel plazas). Over the next three years, one managed travel plaza contract will come up for renewal. Management fee income relating to this managed contract totaled $1.4 million in 1997. The Company expects continued success in retaining such contracts.

SHOPPING MALLS AND ENTERTAINMENT CONCESSIONS

     The Shopping Malls and Entertainment segment is comprised of 21 locations in shopping malls, tourist attractions, stadiums and arenas in which the Company operates food courts, restaurants, concession stands, gift shops and related facilities. The facilities are typically a part of a larger structure at the venue site. The Company's portfolio of shopping mall and entertainment concession contracts is diversified in the U.S. in terms of geographic location.

     Shopping mall and entertainment concessions generated $58.6 million in revenues in 1997, approximately 5.1% of total Company revenues and generated $53.9 million in revenues in 1996, approximately 4.7% of total Company revenues. Merchandise sales, including souvenirs sold at sporting events and tourist attractions, comprise 50.2% of the Company's shopping mall and entertainment concession revenues compared with 56.2% in 1996. Total food and beverage revenues accounted for 49.8% of the business line's revenues in 1997, compared with 43.6% in 1996. No single contract constitutes a material portion of the Company's total revenues.

     Shopping mall food court concessions contracts usually have initial terms of ten or more years and entertainment concession contracts usually have initial terms of five or more years. The Company leases its premises at a fee which is negotiated at the time the concession contract is awarded. The weighted average length of time remaining on the Company's 21 shopping malls and entertainment concession contracts was approximately 7.4 years, up from 4.1 years in 1996, due to the addition of new mall locations with longer average contract lives.

OPERATING LOCATIONS

     The Company operates or manages concessions at the following shopping mall and entertainment locations:

     Grapevine Mills Mall, Ontario Mills Mall, Vista Ridge Mall, Dallas Reunion Arena, Houston Space Center, Empire State Building Observatory, New Orleans Aquarium, Atlantic City (5 sites), Las Vegas (4 sites), Memphis Peabody Hotel Gift Shop, Orlando Peabody Hotel Gift Shop, Polynesian Cultural Center, Raleigh Crabtree Hotel Gift Shop, Reno-Souvenir & Gift Emporium, Orlando Arena, and Bob Carr Performing Arts Center.

OUTLOOK

     The Company is actively pursuing new food court contracts both in new malls and malls undergoing renovation. The Company's food court concessions at the Ontario Mills Mall in California, the Grapevine Mills Mall in Texas and the Vista Ridge Mall in Texas have provided a solid foundation for the Company to build on in the future. The Company is expected to begin operations at the Independence Center Mall in Kansas City, Missouri, in late 1998 and at the Concord Mills Mall near Charlotte, North Carolina, in mid-1999.

     The Company will be accelerating its shopping mall food court market efforts in 1998 and in future years. The Company is currently working on over 20 potential shopping mall food court projects with eight leading mall developers and has reallocated development resources to better focus on this new venue.

     Over the next three years, no mall contracts expire, and 13 entertainment concessions contracts representing approximately $27.8 million, or 2.3% of annualized total Company revenues, will come up for renewal.

THE DISTRIBUTION

     On December 29, 1995 (the "Distribution Date"), Host Marriott distributed, through a special dividend to holders of Host Marriott's common stock, 31.9 million shares of common stock of Host Marriott Services (the Company's parent), resulting in the division of Host Marriott's operations into two separate companies. The shares were distributed on the basis of one share of Host Marriott Services' common stock for every five shares of Host Marriott stock. Subsequent to the Distribution Date, Host Marriott continues to conduct its real estate related businesses and Host Marriott Services operates the food, beverage and merchandise concession businesses in travel, entertainment and other venues.

RELATIONSHIP WITH HOST MARRIOTT

     For purposes of governing certain of the ongoing relationships between Host Marriott Services and Host Marriott after the Distribution and to provide for an orderly transition, Host Marriott Services and Host Marriott entered into various agreements including a Distribution Agreement, an Employee Benefits Allocation Agreement, a Tax Sharing Agreement and a Transitional Services
Agreement. The agreements establish certain obligations for Host Marriott Services to issue shares upon exercise of Host Marriott warrants and to issue shares or pay cash to Host Marriott upon exercise of stock options and upon release of deferred stock awards held by certain former employees of Host Marriott.

RELATIONSHIP WITH MARRIOTT INTERNATIONAL

     On October 8, 1993 (the "MI Distribution Date"), Host Marriott distributed through a special dividend to holders of Host Marriott common stock, all of the outstanding shares of its wholly owned subsidiary Marriott International, Inc. ("Marriott International"). In connection with the Marriott International distribution, Host Marriott and Marriott International entered into various management and transitional service agreements. In 1995, Host Marriott Services (then operating as a division of Host Marriott) purchased food and supplies of $63.8 million from affiliates of Marriott International under one such agreement. In addition, under various service agreements, Host Marriott paid to Marriott International $11.9 million in 1995, which represented the Company's allocated portion of these expenses.

     In connection with the spin-off of Host Marriott Services from Host Marriott, Host Marriott Services and Marriott International entered into several transitional agreements, each of which is described below:

     CONTINUING SERVICES AGREEMENT. This agreement provides that Host Marriott Services will receive (i) various corporate services such as computer systems support and telecommunication services; (ii) various procurement services, such as developing product specifications, selecting vendors and distributors for proprietary products and purchasing certain identified products; (iii) various product supply and distribution services; (iv) casualty claims administration services solely for claims which arose on or before October 8, 1993; (v) employee benefit administration services and (vi) a sublease for Host Marriott Services' headquarters office space. The office sublease was terminated in February 1997 when Host Marriott Services relocated to its new corporate headquarters.

     As a part of the Continuing Services Agreement, the Company paid Marriott International $77.3 million and $76.9 million for purchases of food and supplies and paid $9.8 million and $10.7 million for corporate support services during 1997 and 1996, respectively.

     NONCOMPETITION AGREEMENT. In connection with the MI Distribution, Host Marriott and Marriott International entered into a Noncompetition Agreement dated October 8, 1993 (the "Noncompetition Agreement") pursuant to which Host Marriott and its subsidiaries, including those comprising its food, beverage and merchandise concession businesses (the "Operating Group"), are prohibited from entering into, or acquiring an ownership interest in any entity that operates, any business that (i) competes with the food and facilities management business as currently conducted by Marriott International's wholly-owned subsidiary, Marriott Management Services, Inc. ("MMS," with such business being referred to as the "MMS Business"), provided that such restrictions do not apply to businesses that constitute part of the business comprising the then Host Marriott's

Operating Group or (ii) competes with the hotel management business as conducted by Marriott International, subject to certain exceptions. Marriott International is prohibited from entering into, or acquiring an ownership interest in any entity that operates, any business that competes with the businesses comprising the then Host Marriott's Operating Group, providing that such restrictions do not apply to businesses that constitute a part of the MMS Business. The Noncompetition Agreement provides that the parties (including Host Marriott Services) and any successor thereto will continue to be bound by the terms of the agreement until October 8, 2000.

     At the time of the preparation of this Form 10-K, Marriott International has announced its intention to engage in a transaction which would separate its institutional food service and lodging and related businesses. This transaction does not involve the Company and will not negatively impact the Company.

     LICENSE AGREEMENT. Pursuant to the terms of a License Agreement between Host Marriott and Marriott International dated October 8, 1993 (the "License Agreement"), the right, title and interest in certain trademarks, including "Marriott," were conveyed to Marriott International and Host Marriott and its subsidiaries, including those comprising the Operating Group. As a result, Host Marriott Services was granted a license to use such trademarks in its corporate name and in connection with the Operating Group business subject to certain restrictions set forth in the License Agreement. In connection with the Distribution, Host Marriott Services and Marriott International entered into a new License Agreement pursuant to which Host Marriott Services and its subsidiaries, retained the license to use such trademarks subject to the License Agreement.

COMPETITION

     The Company competes with certain national and several regional and local companies to obtain the rights from airport, highway and municipal authorities, and shopping mall developers to operate food, beverage and merchandise concessions. The U.S. airport food and beverage concession market is principally serviced by several companies, including the Company, CA One Services, Concessions International and McDonald's. The U.S. airport merchandise concession industry is more fragmented. The major competitors include: Paradies Shops, W.H. Smith, Duty Free International, DFS Group Limited and Hudson News. The U.S. tollroad market principally is served by the Company and McDonald's, with Hardee's holding a minor share of the segment. The shopping mall and entertainment concessions segments are fragmented and principally dominated by individual operators. However, there are a number of large potential competitors including: ARAMARK Corporation, Ogden Food Services, Service America, Volume Services, McDonald's, Delaware North and CA One Services.

     To compete effectively, the Company regularly updates and refines its product offerings (including the addition of branded products) and facilities. Through these efforts, the Company strives to generate higher sales per square foot of concession space and thereby increase returns to the Company's clients (airport and highway authorities), as well as to the Company. Attaining these financial results, as well as striving to achieve higher customer and client satisfaction levels, enhances the Company's ability to renew contracts or obtain new contracts.

GOVERNMENT REGULATION

     The Company is subject to various governmental regulations incidental to its business, such as environmental, employment and health and safety regulations. The Company maintains internal controls and procedures to monitor and comply with such regulations. The cost of the Company's compliance programs is not material.

EMPLOYEES

     At January 2, 1998, the Company directly employed approximately 24,000 employees. Approximately 6,115 of these employees are covered by collective bargaining agreements which are subject to review and renewal on a regular basis. The Company has good relations with its unions and has not experienced any material business interruption as a result of labor disputes.

ITEM 2.  PROPERTIES

     In addition to the operating properties discussed in Item 1. Business above, Host Marriott Services leased 45,288 square feet of office space in Bethesda, Maryland, which served as Host Marriott Services' corporate headquarters as of the end of fiscal year 1996. In February 1997, the Company relocated its corporate headquarters to 6600 Rockledge Drive, Bethesda, Maryland 20817. The new office space lease is for 75,780 square feet of space and expires on December 31, 2003. The Company has the right to renew the lease for one five-year term.

     The Company's telephone number is (301) 380-7000. Business results, financial reports and press releases can be obtained via fax, mail or audio playback by dialing 1-888-380-HOST. Such information can also be accessed on Host Marriott Services' Web Site at www.hmscorp.com on the Internet's World Wide Web.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

     The Company and its subsidiaries are from time to time involved in litigation matters incidental to their businesses. Such litigation is not considered by management to be significant and its resolution would not have a material adverse effect on the financial condition or results of operations of the Company or its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

       The Company's common stock is not publicly traded.

ITEM 6. SELECTED FINANCIAL DATA

       The following table presents summary selected historical financial data derived from the Company's audited consolidated financial statements as of and for the five most recent fiscal years ended January 2, 1998. The information in the table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company included elsewhere herein. The Company's fiscal year ends on the Friday closest to December 31.

------------------------------------------------------------ --------- ----------- ---------- --------- -----------
                                                             1997(1)    1996(2)     1995(3)   1994(4)    1993(5)
------------------------------------------------------------ --------- ----------- ---------- --------- -----------
                                                                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA:
    Total revenues                                            $1,146      $1,140       $993      $944        $871

    Operating profit                                              66          60          2        22          28
    Income (loss) before extraordinary item
       and cumulative effect of change in
       accounting principle                                       20          13        (42)      (14)         (7)
    Net income (loss)                                             20          13        (51)      (14)        (11)

BALANCE SHEET DATA:
    Total assets                                                 500         538        473       523         546
    Total long-term debt                                         407         408        409       393         394
    Shareholder's deficit                                       (111)       (130)      (150)      (47)         (5)

OTHER OPERATING DATA:
    Cash flows provided by operations                             46          99         46        57          61
    Cash flows used in investing activities                      (75)        (50)       (43)      (32)        (43)
    Cash flows (used in) provided by financing activities         (4)         (1)        18       (29)         (5)
    EBITDA (6)                                                   123         112         95        85          94
    Cash interest expense                                         39          39         40        41          40
------------------------------------------------------------ --------- ----------- ---------- --------- -----------

(1) The results for 1997 included $4.2 million of write-downs of long-lived assets and $3.9 million of restructuring charge reversals related to the 1995 restructuring plan.
(2)    Fiscal year 1996 includes 53 weeks.  All other years include 52 weeks.
(3) The results for 1995 included $22.0 million of write-downs of long-lived assets (reflecting the adoption of a new accounting standard) and $14.5 million of restructuring charges related to initiatives to improve future operating results.
(4) The results for 1994 included a $12.0 million charge for the transfer of an unprofitable stadium concessions contract to a third party, which was partially offset by a $4.4 million reduction in self insurance reserves for general liability and workers' compensation claims.
(5) Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," was adopted in 1993 resulting in a $4.8 million noncash charge to reflect its adoption. The Company also recorded in 1993 a restructuring charge of $7.4 million.
(6) EBITDA consists of the sum of consolidated net income (loss), interest expense, income taxes, depreciation and amortization and certain other noncash items (principally restructuring reserves and asset write-downs, including subsequent payments against such previously established reserves). EBITDA data is presented because such data is used by certain investors to determine the Company's ability to meet debt service requirements and is used in certain debt covenant calculations required under the Senior Notes Indenture. The Company considers EBITDA to be an indicative measure of the Company's operating performance. EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business; however, such information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations. The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On December 29, 1995, Host Marriott Services Corporation ("Host Marriott Services") became a publicly traded company and the successor to Host Marriott Corporation's ("Host Marriott") food, beverage and merchandise concession businesses in travel and entertainment venues. On that date, 31.9 million shares of common stock of Host Marriott Services were distributed to the holders of Host Marriott's common stock in a special dividend (the "Distribution" - see
Note 2). Host International, Inc. (the "Company") is the principal wholly-owned subsidiary of Host Marriott Services. The 1995 financial information discussed on the following pages and included in the accompanying consolidated financial statements is presented as if the Company was formed as a separate entity of Host Marriott. Host Marriott's historical basis in the assets and liabilities of the Company has been carried over.

     Comparisons of results of operations for 1997, 1996 and 1995 are impacted by the transfer of six airport concessions contracts to the Company from Host Marriott during the fourth quarter of 1995. The revenues and operating costs and expenses of these six airport concessions contracts are included in the operating results for 1997 and 1996, but are excluded from operating results for the period of 1995 prior to the transfer on September 9, 1995. The amounts of revenues, operating costs and expenses, and operating profit of these six airport concessions contracts that were excluded from the operating results in 1995 were $40.3 million, $34.2 million, and $6.1 million, respectively. Prior to the transfer of these contracts, the Company managed these six airport concessions contracts for Host Marriott and received a management fee of $4.3 million for such management services, which is included in 1995 revenues.

     The Company also receives fees for managing six tollroad contracts for Host Marriott Tollroads, Inc. ("Host Marriott Tollroads"), which is a wholly-owned subsidiary of Host Marriott Services. Base management fees related to these travel plaza contracts are based on a percentage of total revenues generated by each of the travel plazas, with additional incentive management fees determined as a percentage of available cash flow. Management fees received related to these travel plaza concession facilities totaled $13.9 million, $13.9 million and $10.9 million in 1997, 1996 and 1995, respectively.

     Over 80% of the Company's annual revenues, excluding management fees, are generated from operating food and beverage concessions with the remaining being generated from news, gift and specialty retail concessions. The Company's core operations, domestic airport and travel plaza concessions, accounted for over 90% of total 1997 revenues. The Company's diversified branded concept portfolio, which consists of over 80 internationally known brands, regional specialty concepts and proprietary concepts, is a unique competitive advantage in the marketplace.

     The Company's revenues and operating profit, before general and administrative expenses and unusual items, have grown at a compound annual growth rate ("CAGR") of 7.4% and 20.1%, respectively, over the past three years (including management fees). Revenue growth has been driven primarily by increased customer traffic in airports and on tollroads, improvements in product offerings through the introduction of branded concepts, moderate increases in menu prices and success in winning new business and retaining contracts in core markets. The growth in operating profit was primarily due to revenue growth and improved operating profit margins from the implementation of several operating initiatives.

     The Company's airport concessions contributed approximately 79.7% of the Company's total revenues in fiscal year 1997. Since 1995, airport revenues and operating profit, before general and administrative expenses and unusual items, have grown at a CAGR of 9.5% and 21.3%, respectively, including management fees.

     The Company's travel plazas concessions contributed approximately 15.2% of the Company's total revenues in fiscal year 1997 (including management fees). Since 1995, travel plazas revenues decreased by 1.5% annually while operating profit, before general and administrative expenses and unusual items, has grown at a CAGR of 7.4% (including management fees).

     The remaining 5.1% of the Company's fiscal year 1997 revenues were generated from the operation of restaurants, gift shops and related facilities at shopping mall food courts and at various tourist attractions, casinos, stadiums and arenas. Shopping malls and entertainment revenues have grown at a CAGR of 4.1% and operating profit, before general and administrative expenses and unusual items, grew fivefold since 1995. The operating profit increase resulted primarily from the Company's continued expansion into shopping mall food court concessions and the exit from several unprofitable off-airport contracts during 1996.

     Certain minor reclassifications were made to the 1996 and 1995 financial information to conform to the 1997 presentation.


1997 COMPARED TO 1996

REVENUES

     Revenues for the year ended January 2, 1998, which included 52 weeks of operations, increased by $6.6 million to $1,146.3 million compared with revenues of $1,139.7 million for the year ended January 3, 1997, which included 53 weeks of operations.

AIRPORTS

     Airport concession revenues were up $2.0 million to $913.5 million for fiscal year 1997. Domestic airport concession revenues decreased by 0.6%, to $849.9 million for 1997 and international airport revenues were up 13.0% to $63.6 million in 1997. The opening of the Company's operations at the Montreal International Airport - Dorval in Canada during 1997 contributed to the increase in international airport revenues, which was partially offset by the negative impact of exchange rate fluctuations in 1997.

     Comparable domestic airport contracts exclude the negative impact of several contracts with significant changes in scope of operation, contracts undergoing significant construction of new facilities and the positive impact of new contracts. Revenue growth at comparable domestic airport locations, which comprise over 90% of total airport revenues, grew a solid 5.9% and reflects an estimated 3.7% growth in passenger enplanements and 2.2% growth in revenue per enplaned passenger ("RPE"), excluding an additional week of operations in 1996 (see "Accounting Period"). The growth in RPE can be attributed to the continued addition of branded locations, selective moderate increases in menu prices and various real estate maximization efforts. Airport revenue growth was achieved despite construction projects in several comparable domestic airport locations, including Cleveland, Los Angeles and Minneapolis, where the Company is introducing branded concepts. Revenues also increased despite the benefit of severe winter weather in 1996, which caused air traffic delays, contributing to the Company's airport sales in that year.

TRAVEL PLAZAS

     Travel plaza concession revenues for 1997 were $160.3 million, level with a year ago. In addition, travel plaza management fee income for 1997 was $13.9 million compared with $13.9 million for 1996. Traffic growth and moderate price increases were offset by one less week of operations during 1997, as well as a slight decrease in revenues per vehicle. Travel plazas, including management fees received, consistently produce a significant portion of the Company's overall cash flow, contributing approximately 20% of total operating cash flow in 1997.

SHOPPING MALLS AND ENTERTAINMENT

     Shopping mall and entertainment concession revenues, primarily consisting of merchandise, food and beverage sales at food courts in shopping malls, stadiums, arenas, and other tourist attractions, increased 8.7% to $58.6 million in 1997. This increase in revenues was a result of the Company's continued expansion into shopping mall food court concessions. The outstanding performance of the shopping mall facilities was partially offset by the expiration of a food and beverage stadium contract and the Company's planned exit from several off-airport merchandise contracts in late 1996.

     During 1997, the Company opened its second food court concessions location at the Grapevine Mills Mall near Dallas/Fort Worth, and its third food court concessions location at the Vista Ridge Mall in Lewisville, Texas (just outside of the Dallas/Fort Worth area).

     The Company announced in 1997 a ten-year agreement with the Simon-Debartolo Group, the nation's largest shopping mall developer, to operate and manage the 6,100 square foot food court and one food kiosk at the Independence Center Mall near Kansas City, Missouri, beginning in late 1998. Independence Center is an existing mall undergoing renovation, a key component of the Company's expansion strategy. In addition, the Company announced a ten-year agreement for the development and operation of the food court at the new 1.4 million square foot Concord Mills Mall, opening in mid-1999, near Charlotte, North Carolina.

OPERATING COSTS AND EXPENSES

     The Company's total operating costs and expenses decreased to 94.2% of total revenues compared with 94.7% of total revenues in 1996. The improved operating profit margin of 5.8% in 1997 compared with 5.3% in 1996 reflects the implementation of several operating initiatives, resulting in a 70 basis point improvement in the cost of sales margin.

     Cost of sales decreased $6.3 million, or 1.9%, below last year. During 1997, the Company benefited from its customer service and operating excellence initiatives. These initiatives include the rollout of the Store Manager concept; the creation of the StoreCard reporting system and the implementation of Labor Pro software; the renegotiation of all distributor agreements for books and magazines in 1996 in the Company's airports and travel plazas; as well as the Brand Champion Program. To date, the Company has assigned Brand Champions to the Burger King, Sbarro, Roy Rogers and Starbucks brands and the Company's internally developed brand, Premium Stock Airpub.

     Payroll and benefits totaled $338.4 million during 1997, a 1.0% increase over 1996. Payroll and benefits as a percentage of total revenues increased slightly to 29.5% as a result of initiatives put in place to increase revenues and decrease other cost areas.

     Rent expense totaled $180.4 million for 1997, a decrease of $0.5 million from 1996. Rent expense as a percentage of total revenues decreased 20 basis points in 1997 to 15.7%. Contract rent expense determined as a percentage of revenues decreased during 1997, offset by increased rent from equipment rentals. The increase in equipment rent was due to the continued rollout of new computer technology to the Company's airport operating units.

     Royalties expense for 1997 increased by 9.2% to $22.6 million. As a percentage of total revenues, royalties expense increased 20 basis points to 2.0%. The increase in royalties expense reflects the Company's continued introduction of branded concepts to its airport concessions operations. Royalties expense as a percentage of branded sales averaged 6.3% in 1997 compared with 6.8% in 1996. Branded facilities generate higher sales per square foot and contribute toward increased RPE, which offset royalty payments required to operate the concepts.

     Depreciation and amortization expense, excluding $1.7 million of corporate depreciation on property and equipment, which is included as a component of general and administrative expenses, was $49.1 million for 1997, down 1.2%, excluding $0.7 million of corporate depreciation on property and equipment for 1996.

     General and administrative expenses were $54.3 million for 1997, an increase of 4.8%. The level of corporate expenses incurred during 1997 reflect increased costs related to additional corporate resources in operations, finance, business development and strategic planning and marketing to focus on growth initiatives in the Company's core markets and new venues. Higher
corporate   depreciation  expense  associated  with  the  new
headquarters and financial system also contributed substantially to the increases in general and administrative expenses.

     Other operating expenses, which include utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, remained relatively flat at $105.5 million total for 1997. Other operating expenses as a percentage of total revenues decreased 10 basis points.

UNUSUAL ITEMS

* The 1997 results include a $3.9 million reversal of substantially all of the remaining restructuring reserves to reflect the conclusion of the restructuring plan created in 1995 (see "1995 Restructuring").

* During 1997, an operating cash flow analysis of one airport unit in which the Company was obligated to add new facilities revealed that the Company's investment was partially impaired, resulting in a $4.2 million write-down. The partial impairment was the result of construction cost overruns, airline traffic shifts and weak operating performance (see "Impairments of Long-Lived Assets").

* The Company recognized the utilization of $1.9 million of certain tax credits previously considered unrealizable during 1997, resulting in a reduction in the deferred tax asset valuation allowance. Included in the 1996 results was a $5.2 million decrease in the deferred tax asset valuation allowance.


OPERATING PROFIT

     Operating profit increased 10.0% to $66.1 million. The overall operating profit margin, excluding general and administrative expenses and unusual items, increased to 10.5% in 1997 compared with 9.8% in 1996, primarily reflecting the 70 basis point improvement in the cost of sales margin. Operating profits for airports, prior to the allocation of corporate general and administrative expenses and excluding unusual items, were $94.3 million and $87.7 million for 1997 and 1996, respectively. Operating profits for travel plazas, excluding general and administrative expenses and unusual items, were $21.3 million and $20.0 million for 1997 and 1996, respectively. Operating profits for shopping malls and entertainment, excluding general and administrative expenses and unusual items, totaled $5.1 million and $4.2 million for 1997 and 1996, respectively.

     Airport operating profit margins, excluding general and administrative expenses and unusual items, showed a 70 basis point improvement for 1997 and totaled 10.3%. The travel plazas operating profit margins, excluding general and administrative expenses and unusual items, increased 70 basis points to 12.2% in 1997. The shopping mall and entertainment operating profit margin, excluding general and administrative expenses and unusual items, increased 90 basis points to 8.7% for 1997 due primarily to the strong performance of the Company's operations at the Ontario Mills Mall.

INTEREST EXPENSE

     Interest expense was $39.8 million for 1997 compared with $40.3 million for 1996. The slight decrease in interest expense reflects the continuing principal reduction in the Company's other long-term debt.

INTEREST INCOME

     Interest income increased $0.6 million to $3.0 million for 1997. Cash balances during the first quarter of 1997 were temporarily higher due to a transition to a new financial system at year-end 1996. This transition resulted in beginning cash balances being higher than the Company's normal seasonal level. The 1997 results included $0.4 million of non-recurring interest income relating to a recently negotiated agreement with an Airport Authority which reimburses the Company for the cost of funding certain capital improvements. Also contributing to the increase in interest income were slightly higher short-term interest rates and the Company's increased cash balances in interest-bearing accounts during 1997.

INCOME TAXES

     The provision for income taxes for 1997 and 1996 was $9.7 million and $9.3 million, respectively. Overall, the effective tax rate declined for 1997 to 33.0% from 41.9% in 1996. The lower effective tax rate reflects a $1.9 million benefit to recognize certain tax credits that were previously considered unrealizable and a reduced state tax provision. The 1996 results include a $5.2 million decrease in the valuation allowance due to the decrease in the state effective tax rate and the expiration of purchase business combination tax credits.

NET INCOME

     The Company's net income increased 51.9% to $19.6 million. This increase reflects strong EBITDA growth, an increase in interest income and a lower effective tax rate (see "Liquidity and Capital Resources").


1996 COMPARED TO 1995

REVENUES

      Revenues for the year ended January 3, 1997, increased by 14.7% to $1.1 billion for 1996. Had the Company included the $40.3 million of revenues related to the six airport concessions contracts, offset by the $4.3 million in management fees recorded as revenues in 1995, revenues for 1996 would have increased by 10.7% over 1995. This increase was driven by strong performance in the airport concessions business line.

AIRPORTS

       Airport concession revenues, excluding the impact of the transfer of six airport concessions contracts, were up 20.2% to $911.5 million for 1996. Domestic airport concessions revenues increased by 17.8% to $855.1 million for 1996. Had the Company included the $40.3 million of revenues, offset by the $4.3 million in management fees, related to the six transferred airport concessions contracts in 1995, total airport revenues and domestic airport revenues for 1996 would have increased by 14.8% and 12.2%, respectively. International airport revenues were $56.4 million in 1996, up substantially from $32.2 million in 1995. Revenue growth in airport concessions can be attributed to strong fundamentals in the airport business, with passenger enplanements at comparable airports up an estimated 7% over 1995 and the benefit of an additional week of operations (see "Accounting Period"). Revenue growth at comparable airport locations, including the impact of the six transferred airport concessions contracts, grew an impressive 14.2% during 1996. The positive effects of new noncomparable contracts, primarily Hartsfield Atlanta International Airport and Amsterdam Airport Schiphol in the Netherlands, were offset by the negative impact of contracts with significant changes in scope of operation and contracts undergoing significant construction of new facilities. RPE grew 6% at the Company's comparable airport location in 1996. The Company has benefited from annual passenger enplanement growth in excess of the FAA forecast. The growth in RPE can be attributed to the addition of new branded locations, moderate increases in menu prices and benefits from other strategic initiatives. The severe winter weather throughout the United States during the first quarter of 1996 caused flight delays which resulted in longer visit times in airports for air travelers and translated into increased revenues from the Company's airport food, beverage and retail concessions.

TRAVEL PLAZAS

       Travel plaza concession revenues for 1996 were $160.3 million, a decrease of 3.4% compared to 1995. Excluding revenues relating to a low margin gasoline service contract on one tollroad and a minor food and beverage contract on another tollroad, both of which the Company exited from in the fourth quarter of 1995, revenue growth for travel plaza concessions on a comparable contract basis was 3.3% in 1996. Growth in travel plaza concessions revenues was attributable to minor increases in customer traffic on tollroads, moderate price increases and the benefit of an extra week of operations in 1996 (see "Accounting
Period"). The harsh winter weather that benefited airport concessions constrained travel plaza revenues in the first quarter of 1996.

SHOPPING MALLS AND ENTERTAINMENT

       Shopping mall and entertainment concession revenues were $53.9 million for 1996, down slightly from $54.1 million for 1995. The decrease in revenues was a result of the Company's planned exit from seven retail operations in the business line that were deemed to be inconsistent with the Company's core strategies. Revenues from the Company's entrance into the shopping mall food court concessions business at the Ontario Mills Mall in California during 1996 largely offset decreased revenues from the seven exited retail operations.

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

OPERATING COSTS AND EXPENSES

       The Company's total operating costs and expenses (excluding unusual items) increased by 13.0% to $1.1 billion for 1996, or 94.7% total revenues, compared with $1.0 billion for 1995 (excluding unusual items), or 96.2% of total revenues. The improved operating profit margin of 5.3% in 1996 compared with 3.8% in 1995 (excluding unusual items), reflects operating leverage benefits derived from revenue growth and reduced costs resulting from the implementation of several operating initiatives. Had the Company included the $34.2 million of operating costs related to the six airport concessions contracts in 1995, total operating costs and expenses for 1996 would have increased by $90.3 million, or 9.1%, over 1995 (excluding unusual items).

       Cost of sales for 1996 was $335.9 million, an increase of 10.2% over 1995. Cost of sales as a percentage of total revenues decreased 120 basis points during 1996, most notably due to various cost controlling initiatives implemented during the year. Also contributing to the improved cost of sales margin was the closure of a low margin gasoline service contract on one tollroad during the fourth quarter of 1995.

       Payroll and benefits totaled $335.0 million during 1996, a 15.4% increase over 1995. Payroll and benefits as a percentage of total revenues increased slightly from 29.2% in 1995 to 29.4% in 1996.

       Rent expense totaled $180.9 million for 1996, an increase of 15.5% over 1995. The majority of increased rent expense is attributable to increased revenues on contracts with rentals determined as a percentage of revenues. Rent expense as a percentage of total revenues increased to 15.9% for 1996 from 15.8% in 1995. The margin increase is primarily attributable to equipment rentals related to a new point of sale and back office computer system rolled out to operating units in late 1995 and 1996.

       Royalties expense for 1996 increased by 29.4% to $20.7 million in 1996. As a percentage of total revenues, royalties expense increased to 1.8% for 1996 compared with 1.6% for 1995. The increase in royalties expense reflects the Company's continued introduction of branded concepts to its airport concessions operations. Branded concepts in all of the Company's venues have grown at a CAGR of 12.2% between 1992 and 1996. No single branded concept accounted for more than 10% of total revenues. Branded revenues increased 24.1% in 1996, when compared with 1995, the majority of which related to branded sales at airports.

       Branded revenues in airports increased 42.8% when comparing 1996 and 1995 through the introduction of branded concepts in the Company's airports. This increase can be attributed to large new branded concept developments at Dulles International Airport (just outside of Washington, D.C.), San Diego International Airport, Los Angeles International Airport and Hartsfield Atlanta International Airport. Airport branded product sales for 1996 increased to $216.5 million, or 23.8% of total airport revenues, compared with $151.6 million, or 20.0% of total airport revenues in 1995.

       Depreciation and amortization expense included in operating costs and expenses was $49.7 million for 1996, down 3.3% compared with $51.4 million for 1995, primarily reflecting the impact of the Company's adoption of SFAS No. 121 during the fourth quarter of 1995. The adoption of SFAS No. 121 reduced depreciation expense by $3.4 million in 1996.

       General and administrative expenses were $51.8 million for 1996, an increase of 13.8% over 1995. The level of corporate expenses incurred during 1996 reflect increased general and administrative costs incurred to operate the Company on a stand-alone basis, including additional payroll and benefits for a newly established in-house architectural and construction management department. Prior to 1996, the Company had purchased and capitalized construction management services from a third-party provider.

       Other operating expenses, which include utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, were $105.6 million for 1996, a 16.6% increase over 1995. As a percentage of total revenues, other operating expenses increased 20 basis points for 1996 when compared with 1995.

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

OPERATING PROFIT

       As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased to $60.1 million, or 5.3% of revenues for 1996. Excluding the effects of unusual items recorded in 1995, operating profit was $38.2 million, or 3.8% of revenues. The substantial improvement in the cost of sales margin and the lower depreciation resulting from the adoption of SFAS No. 121 in 1995 were the primary factors that caused the increase in the overall operating profit margin. Operating profits for airports and travel plazas, prior to the allocation of corporate general and administrative expenses and excluding unusual items, were $87.7 million and $20.0 million, respectively, for 1996 as compared with $64.1 million and $18.5 million, respectively, for 1995. Operating profits for shopping mall and entertainment, excluding general and administrative expenses and unusual items, totaled $4.2 million and $1.1 million for 1996 and 1995, respectively.

       Operating profit margins increased, excluding general and administrative expenses and unusual items, in all three business lines during 1996. Airport operating profit margins, excluding general and administrative expenses and unusual items, equaled 9.6% for 1996 compared with 8.5% for 1995. The travel plazas operating profit margins, excluding general and administrative expenses and unusual items, equaled 11.5% and 10.5% for 1996 and 1995, respectively. The shopping mall and entertainment operating profit margin, excluding general and administrative expenses and unusual items, increased to 7.8% for 1996 from 2.0% for 1995.


INTEREST EXPENSE

       Interest expense was $40.3 million for both 1996 and 1995 and can be attributed to lower interest rates on the Company's debt as a result of the May 1995 issuance of $400.0 million in Senior Notes at a fixed rate of 9.5%, which is nearly 100 basis points lower than the debt that it replaced. The favorable effect of these lower interest rates was partially offset by the cost of incremental debt that was incurred as a part of the Senior Notes issuance, the cost of debt assumed in the acquisition of the Schiphol contract, as well as an increased level of amortization of deferred financing costs.

INTEREST INCOME

       Interest income totaled $2.4 million for 1996 compared with $0.7 million for 1995. This increase in interest income during 1996 was primarily due to the Company accelerating the transfer of cash balances from local depository accounts to corporate interest bearing consolidation accounts as well as having increased cash available from operations.

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

NET INCOME (LOSS)

       The Company's net income for 1996 was $12.9 million, compared with a net loss of $51.4 million for 1995. The increase in the Company's net income primarily was due to certain unusual and extraordinary items occurring in 1995, including $22.0 million of write-downs of long-lived assets, $14.5 million of restructuring charges and $9.6 million of losses on the extinguishment of debt (see "Unusual Items" and "Extraordinary Item").

PRO FORMA FISCAL YEAR FINANCIAL DATA

     The following table presents a summary unaudited pro forma statement of operations for the fiscal year ended December 29, 1995, as if the Distribution and related transactions occurred at the beginning of the fiscal year. The data is presented for informational purposes only and may not reflect the Company's future results of operations or what the results of operations would have been had the Distribution and related transactions occurred at the beginning of the fiscal year.

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

PRO FORMA FISCAL YEAR FINANCIAL DATA

----------------------------------------------------------------------------------------- --- -----------------
                                                                                                    1995
----------------------------------------------------------------------------------------- --- -----------------
                                                                                             (IN MILLIONS)

REVENUES                                                                                             $1,027.8
----------------------------------------------------------------------------------------- --- -----------------
OPERATING COSTS AND EXPENSES                                                                          1,023.0
----------------------------------------------------------------------------------------- --- -----------------
OPERATING PROFIT                                                                                          4.8

   Interest expense                                                                                     (39.1)
   Interest income                                                                                        0.8
----------------------------------------------------------------------------------------- --- -----------------
LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM (1)                                                                               (33.5)

Provision for income taxes                                                                                4.0
----------------------------------------------------------------------------------------- --- -----------------
NET LOSS BEFORE EXTRAORDINARY ITEM (1)                                                               $  (37.5)
----------------------------------------------------------------------------------------- --- -----------------

(1) The pro forma statement of operations for 1995 excludes an extraordinary loss of $9.6 million, net of the related income tax benefit of $5.2 million, recorded in the 1995 historical consolidated statement of operations for the extinguishment of certain long-term debt.



LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its capital requirements with a combination of existing cash balances and operating cash flow. The Company believes that cash flow generated from ongoing operations and current cash balances are more than adequate to finance ongoing capital expenditures, as well as meet debt service requirements. The Company also has the ability to fund its planned growth initiatives from existing credit facilities and from the sources identified above; however, should significant growth opportunities arise, such as business combinations or contract acquisitions, alternative financing arrangements will be evaluated and considered.

     In May 1995, the predecessor corporation to the Company issued $400.0 million of Senior Notes, which are now obligations of the Company. The Senior Notes, which will mature in May 2005, were issued at par and have a fixed coupon rate of 9.5%. The Senior Notes can be called beginning in May 2000 at a price of 103.56%, declining to par in March 2003. The net proceeds from the issuance were used to defease, and subsequently redeem, bonds issued by another subsidiary of Host Marriott and to pay down a portion of a line of credit with Marriott
International. In issuing these notes, the Company reduced the cost of its long-term financing by nearly

100 basis points. Since 1995, the Company's cash interest coverage ratio has improved from 2.4 to 1.0 to 3.2 to 1.0 in 1997.

     The Company is required to make semi-annual cash interest payments on the Senior Notes at a fixed interest rate of 9.5%. The Company is not required to make principal payments on the Senior Notes until maturity except in the event of (i) certain changes in control or (ii) certain asset sales in which the proceeds are not invested in other properties within a specified period of time. Management does not expect either of these events to occur.

     The Senior Notes are secured by a pledge of stock and are fully and unconditionally guaranteed (limited only to the extent necessary to avoid such guarantees being considered a fraudulent conveyance under applicable law), on a joint and several basis by certain subsidiaries (the "Guarantors") of the Company. The Senior Notes Indenture contains covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell capital stock of the Guarantors, and enter into certain mergers and consolidations.

     The First National Bank of Chicago, as agent for a group of participating lenders, has provided credit facilities ("Facilities") to the Company consisting of a $75.0 million revolving credit facility (the "Revolver Facility") and a $25.0 million letter of credit facility. During 1997, the Company negotiated several enhancements to the Facilities. These enhancements increased the aggregate availability and extended the maturity of the Facilities from $75.0 million through December 2000 to $100.0 million through April 2002. The $75.0 million revolving credit facility provides for working capital and general corporate purposes other than hostile acquisitions. The $25.0 million letter of credit facility provides for the issuance of financial and nonfinancial letters of credit. All borrowings under the Facilities are senior obligations of the Company and are secured by Host Marriott Services' pledge of, and a first perfected security interest in, all of the capital stock of the Company and certain of its subsidiaries.

     The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Senior Notes Indenture, provided that dividends payable to Host Marriott Services are limited to 25% of the Company's consolidated net income, as defined in the loan agreements. The enhancements to the Facilities during 1997 eliminated the revolver facility's annual 30-day repayment provision. The loan agreements also contain certain financial ratio and capital expenditure covenants. Any indebtedness outstanding under the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, or the occurrence of certain events of default under the Senior Notes Indenture. As of January 2, 1998, and throughout the years ended January 2, 1998 and January 3, 1997, there was no outstanding indebtedness under the Revolver Facility and the Company was in compliance with the covenants described above.

     The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital and income taxes, totaled $78.1 million for 1997, $68.4 million for 1996 and $51.1 million for 1995, respectively.

     The primary uses of cash in investing activities consist of capital expenditures and acquisitions. The Company incurs capital expenditures to build out new facilities, including growth initiatives, to expand or reposition existing facilities and to maintain the quality and operations of existing facilities. The Company's capital expenditures, including acquisitions, in 1997, 1996 and 1995 totaled $66.0 million, $54.9 million and $51.3 million, respectively. During 1998, the Company expects to make capital expenditure investments of approximately $58.0 million in its core markets (domestic airport and travel plaza business lines) and $15.0 million in growth markets (international airports and food courts in U.S. shopping malls). The timing of actual capital expenditures can vary from expected timing due to project scheduling and delays inherent in the construction and approval process.

     The Company's cash used in financing activities in 1997 and 1996 was $4.0 million and $0.8 million, respectively, compared with cash provided by financing activities in 1995 of $17.9 million. Cash used in financing activities during 1997 consisted of a $2.2 million payment in settlement of the Company's obligation to pay for the 1996 exercise of nonqualified stock options and the 1996 release of deferred stock incentive shares held by certain former employees of Host Marriott Corporation and $1.7 million of debt repayments. The Company's cash used in financing activities during 1996 was due to $0.8 million of debt repayments. The 1995 cash provided by financing activities consisted of net cash transfers from Host Marriott.

     The Company manages its working capital throughout the year to effectively maximize the financial returns to the Company. If needed, the Company's Revolver Facility provides funds for liquidity, seasonal borrowing needs and other general corporate purposes. In the fourth quarter of 1996, the Company transitioned to a new financial system. As a result of the transition, the Company experienced temporarily high balances in cash and cash equivalents and current liabilities at year-end 1996 and encountered systems-related issues. During 1997, the Company reduced its cash and cash equivalents and current liabilities balances to seasonal levels and worked to resolve other systems issues.

     The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased 9.3% to $122.9 million in 1997 compared with $112.4 million and $94.7 million in 1996 and 1995, respectively. The EBITDA margin improved 80 basis points to 10.7% of revenues, up from 9.9% in 1996 and 9.5% in 1995. The Company's cash interest coverage ratio (defined as EBITDA to interest expense less amortization of deferred financing costs) was 3.2 to 1.0 in 1997 compared with 2.9 to 1.0 for 1996 and 2.4 to 1.0 for 1995. EBITDA during 1997 significantly exceeded capital expenditures of $66.0 million and scheduled interest payments of $38.0 million. The Company considers EBITDA to be a meaningful measure for assessing operating performance. EBITDA can be used to measure the Company's ability to service debt, fund capital investments and expand its business. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP"). The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

The following is a reconciliation of net income (loss) to EBITDA:

-------------------------------------------------- -------------- -------------- ---------------
                                                       1997           1996            1995
-------------------------------------------------- -------------- -------------- ---------------
                                                                  (IN MILLIONS)

NET INCOME (LOSS)                                       $   19.6      $   12.9        $  (51.4)
Interest expense                                            39.8          40.3            40.3
Provision for income taxes                                   9.7           9.3             3.9
Extraordinary item, net of taxes                             ---           ---             9.6
Depreciation and amortization                               50.8          50.4            52.3
Unusual items                                                0.3           ---            36.5
Other non-cash items                                         2.7          (0.5)            3.5
-------------------------------------------------- -------------- -------------- ---------------
EBITDA                                                  $  122.9      $  112.4         $  94.7
-------------------------------------------------- -------------- -------------- ---------------



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

     Historically, the Company reviewed such assets for impairment by grouping along its three general business lines (i.e., airports, travel plazas and shopping mall and entertainment concessions). Although the Company has been aware that certain operating units were generating losses and cash flow deficits since the late 1980s, because the estimated future undiscounted cash flows on a business-line basis exceeded the carrying amount of the Company's long-lived assets on a business-line basis, the Company offset such negative cash flows with positive cash flows from other operating units and did not recognize any impairment charges in 1995 or 1994, prior to the adoption of SFAS No. 121. Under SFAS No. 121, the Company is required to assess impairment of its long-lived assets at the operating unit level (representing the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets). Generally, each airport and shopping mall and entertainment facility at which the Company operates and each tollroad on which the Company operates (as opposed to each travel plaza on a tollroad) comprises an operating unit. As a result of its adoption of SFAS No. 121, the Company recognized a non-cash, pretax charge against earnings during the fourth quarter of 1995 of $22.0 million. During 1997, an operating cash flow analysis of one airport unit in which the Company was obligated to add new facilities revealed that the Company's investment was partially impaired, resulting in a $4.2 million write-down. The partial impairment was the result of construction cost overruns, airline traffic shifts and weak operating performance.

     In adopting SFAS No. 121 (and thereby changing its method of measuring long-lived asset impairments from a business-line basis to an individual operating unit basis), the Company wrote down the assets of 14 operating units to the extent the carrying value of the assets exceeded the fair value of the assets in 1995. Eleven of the fourteen units had projected cash flow deficits, and, accordingly the assets of these units were written off in their entirety. The remaining three units had projected positive cash flows and the assets were partially written down to their estimated fair values. Approximately 43% of the total 1995 write-down related to one airport unit.

     Historically, the Company has incurred net negative cash flows at 10 of the original 14 individual impaired operating units. Negative cash flows from these units, which were included in the Company's cash flows from operations, aggregated approximately $0.3 million, $4.0 million and $2.0 million in 1997, 1996 and 1995, respectively. During 1996 and 1997, six of the original 14 impaired units were either disposed of or the lease term expired. As of the end of 1997 and as a result of improved operating performance, the remaining eight operating units had projected positive cash flows of approximately $1.1 million (including operations cash flows and necessary capital expenditures) over the remaining weighted-average life of the contracts of 3.4 years.

1995 RESTRUCTURING

     During 1995, the Company performed a review of its operating structure and core business processes to identify opportunities to improve operating effectiveness. As a result of this review, management approved a formal restructuring plan and the Company recorded a pretax restructuring charge to earnings of $14.5 million in the fourth quarter of 1995. The restructuring charge was primarily comprised of involuntary employee termination benefits (related to its realignment of operational responsibilities) and lease cancellation penalty fees and related costs resulting from the Company's plan to exit certain activities in its entertainment venues. In the fourth quarter of 1997, the Company concluded the restructuring plan and reversed substantially all of the remaining restructuring reserve, which resulted in a $3.9 million pretax reduction of other operating expenses. The Company terminated a total of 221 positions in connection with the restructuring plan. The remaining portion of the restructuring reserve relates to extended severance payments payable to a limited number of individuals.

DEFERRED TAX ASSETS

     The Company has recognized net assets of $68.2 million and $78.7 million at January 2, 1998 and January 3, 1997, respectively, related to deferred taxes, which generally represent tax credit carryforwards and tax effects of future available deductions from taxable income. During 1997, the Company recognized the utilization of $1.9 million of certain purchase business combination tax credits previously believed unrealizable, reducing the valuation allowance. During 1996, the Company decreased the deferred tax asset valuation allowance by $5.2 million due to the decrease in the state effective tax rate and the expiration of purchase business combination tax credits.

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

     Realization of the net deferred tax assets are dependent on the Company's ability to generate future taxable income. During the period 1995 to 1997, the Company would have generated taxable and pretax book income in each year and cumulative taxable and pretax book income for this period of $108.1 million and $55.3 million, respectively, after adjusting for the pro forma effects of certain transfers related to the Distribution and for unusual income and charges. The relationship of pretax book income and taxable income is expected to continue indefinitely, with future originating temporary differences offsetting the reversal of existing temporary differences. The Company's deferred tax assets primarily relate to temporary differences for property and equipment, accrued rent and reserves and to alternative minimum tax and general business tax credit carryforwards. All of these items represent future reductions in the Company's regular tax liabilities.

     Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at January 2, 1998 and January 3, 1997. Management anticipates that increases in taxable income will arise in future periods primarily as a result of the business strategies discussed herein (see "Item 1. Business - Business Strategy") and reduced operating costs resulting from the ongoing restructuring of the Company's business processes. The anticipated improvement in operating results is expected to increase the taxable income base to a level which would allow realization of the existing net deferred tax assets within eight to twelve years.

     Future levels of operating income and other taxable gains are dependent upon general economic and industry conditions, including airport and tollroad traffic, inflation, competition and demand for development of concepts, and other factors beyond the Company's control, and no assurance can be given that sufficient taxable income will be generated for full utilization of these tax credits and deductible temporary differences. Management has considered the above factors in reaching its conclusion that it is more likely than not that operating income will be sufficient to utilize these deferred deductions fully. The amount of the net deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are not achieved.

SHAREHOLDER'S DEFICIT

     The level of long-term debt distributed to the Company in connection with its spin-off from Host Marriott was based on the Company's ability to generate sufficient operating cash flow to service the Senior Notes. The level of distributed long-term debt resulted in the Company reflecting a shareholder's deficit of $111.3 million and $130.0 million as of January 2, 1998 and January 3, 1997, respectively.

INFLATION

     The Company's expenses are impacted by inflation. While price increases generally can be instituted as inflation occurs, many contracts require landlord approval before prices can be increased, which may temporarily have an adverse impact on profit margins. Management believes that over time, however, the Company will be able to raise prices and sustain profit margins.

ACCOUNTING PERIOD

     The Company's 1997 and 1995 fiscal years contained 52 weeks, while the 1996 fiscal year contained 53 weeks. The Company's fiscal year ends on the Friday nearest to December 31.

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

     This report, the Company's other reports filed with the Securities and Exchange Commission or furnished to shareholders and its public statements and press releases may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning the Company's outlook for 1998 and beyond; the growth in total revenue in 1998 and subsequent years; the amount of additional revenues expected from new international airport and domestic shopping mall food court contracts that were added in 1997 or that are expected to be added or renewed in 1998 and subsequent years; anticipated retention rates of existing contracts in core business lines; capital spending plans; business strategies and their anticipated results; and similar statements concerning future events and expectations that are not historical facts. These forward-looking statements are subject to numerous risks and uncertainties, including the effects of seasonality, airline and tollroad industry fundamentals and general economic conditions (including the current economic downturn in Asia), competitive forces within the food, beverage and retail concessions industries, the availability of cash flow to fund future capital expenditures, government regulation and the potential adverse impact of the Year 2000 issue on operations. Forward-looking statements are inherently uncertain, and investors must recognize that actual results could differ materially from those expressed or implied by the statements.

SEASONALITY. The Company's revenues and operating profit margins have varied, and are expected to continue to vary, significantly from quarter to quarter as a result of seasonal traffic patterns. The Company's business is seasonal in nature, with the highest vacation traffic taking place during the peak summer travel months, particularly between Memorial Day and Labor Day. Results of operations for any particular quarter may not be indicative of results of operations for future periods.

INDUSTRY FUNDAMENTALS AND GENERAL ECONOMIC CONDITIONS. The Company could be adversely impacted during inflationary periods. If operating expenses increase in the future due to inflation, the Company can recover some of the increased costs by increasing menu prices. However, many contracts require landlord approval before prices can be increased, which could reduce profit margins. In addition, a significant recession could reduce air travel or cause users of the Company's facilities to cancel, reduce or postpone their use of the facilities or cause patrons to reduce their spending on food, beverage and merchandise while at such facilities.

COMPETITIVE FORCES. The food and beverage and retail concessions business in airports, on tollroads and in shopping malls is highly competitive. The Company competes to retain existing contracts and to obtain new contracts from airport, highway and municipal authorities and shopping mall developers. The Company's contracts generally have a fixed term and in any fiscal year a number of these contracts either expire or come up for renewal. There can be no assurance that the Company will be able to retain and renew existing contracts or obtain new contracts. Competition within the industry is likely to intensify as the Company and its competitors attempt to expand operations. Such intensified competition could have a material adverse impact on the Company's business, financial condition and results of operations. (see "Item 1. Business - Competition").

CAPITAL EXPENDITURES. The Company incurs capital expenditures to build out new facilities, expand or re-concept existing facilities and to maintain the quality and improve operations of existing facilities. The Company funds its capital expenditures with cash flow generated from ongoing operations. There can be no assurance that cash flow from operations in future periods will be adequate to sustain the level of capital expenditures made in prior periods.

GOVERNMENT REGULATION. The food, beverage and retail concessions business is subject to numerous federal, state and local government regulations, including regulations relating to the sale of alcoholic beverages, preparation and sale of food and employer/employee relations. The application of these regulations to the Company, such as the loss of a liquor license at an operating location, and changes in these regulations, such as any substantial increases in the minimum wage or mandatory health care coverage, could adversely affect the Company's business, financial condition and results of operations.

YEAR 2000. The Company is currently working to resolve the potential impact of the Year 2000 on the Company's operations. If the Company, its customers or its vendors are unable to resolve these issues in a timely manner, it could result in material financial risk to the Company. (See "Other Matters").

ASIAN MARKETS. The Company does not expect any material adverse effects on its financial results from the present downturn in the Asian markets; however, it is possible that a prolonged Asian economic downturn could slow growth at a small number of the Company's concessions operations, particularly its duty-free merchandise concession catering to Asian travelers.


OTHER MATTERS

     The Company is currently working to resolve the potential impact of the Year 2000 on the Company's operations. An action plan consisting of three phases was formulated in 1997. Phase one will be completed in the first half of 1998 and full completion of the action plan should occur in 1999. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or computer hardware and electronic equipment that have time-sensitive software or computer chips may recognize a date using "00" as a date other than the Year 2000, which could result in miscalculations or system failures. If the Company, its customers or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. The Company currently anticipates the cost of funding its Year 2000 systems compliance program will total approximately $1.5 million in 1998, $1.5 million in 1999 and $0.5 million in 2000. The Company will confirm its estimate of funding costs after the first phase of the Year 2000 project. Additionally, final remediation may require further capital investments.

     In addition to the risks noted above, the Company's operations may also be affected by Year 2000 issues related to air traffic control and security systems used in airports. These issues could potentially lead to degraded flight safety, grounded or delayed flights, increased airline costs and customer inconvenience. Since the Company is not responsible for addressing these issues, it cannot control or predict the impact on future operations of the Year 2000 as it pertains to air traffic control and airport security systems.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial information is included on the pages indicated.

                                                                         PAGE(S)

  Report of Independent Public Accountants                                   28

  Consolidated Balance Sheets as of January 2, 1998
        and January 3, 1997                                                  29

  Consolidated Statements of Operations for the Fiscal Years Ended
        January 2, 1998, January 3, 1997 and December 29, 1995               30

  Consolidated Statements of Cash Flows for the Fiscal Years Ended
        January 2, 1998, January 3, 1997 and December 29, 1995               31

  Consolidated Statements of Shareholder's Deficit for the Fiscal
        Years Ended January 2, 1998, January 3, 1997 and
        December 29, 1995                                                    32

  Notes to Consolidated Financial Statements                            33 - 48

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of Host International, Inc.:


        We have audited the accompanying consolidated balance sheets of Host International, Inc. and subsidiaries, as defined in Note 1, as of January 2, 1998 and January 3, 1997, and the related consolidated statements of operations, cash flows and shareholders' deficit for each of the three fiscal years in the period ended January 2, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Host International, Inc. and subsidiaries as of January 2, 1998 and January 3, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 1998, in conformity with generally accepted accounting principles.

        As explained in Note 3 to the consolidated financial statements, the Company changed its method of accounting for impairments of long-lived assets in 1995.





ARTHUR ANDERSEN LLP
February 3, 1998
Washington, D.C.

HOST INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 2, 1998 AND JANUARY 3, 1997

-------------------------------------------------------------------------- ---------------- -----------------
                                                                                1997              1996
-------------------------------------------------------------------------- ---------------- -----------------
                                                                                    (IN MILLIONS)

                                 ASSETS
Current assets:
   Cash and cash equivalents                                                      $  60.3           $  93.1
   Accounts receivable, net                                                          23.3              28.1
   Inventories                                                                       38.5              40.8
   Deferred income taxes                                                             12.9              27.0
   Prepaid rent                                                                       7.0               5.9
   Other current assets                                                               6.2               3.4
-------------------------------------------------------------------------- ---------------- -----------------
   Total current assets                                                             148.2             198.3

Property and equipment, net                                                         252.5             245.1
Intangible assets                                                                    21.9              23.1
Deferred income taxes                                                                55.3              51.7
Other assets                                                                         22.1              19.6
-------------------------------------------------------------------------- ---------------- -----------------
Total assets                                                                      $ 500.0           $ 537.8
-------------------------------------------------------------------------- ---------------- -----------------

                  LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
   Accounts payable                                                               $  67.7           $  93.1
   Accrued payroll and benefits                                                      46.1              45.7
   Accrued interest payable                                                           4.7               4.8
   Current portion of long-term debt                                                  1.0               0.8
   Other current liabilities                                                         36.4              59.4
-------------------------------------------------------------------------- ---------------- -----------------
   Total current liabilities                                                        155.9             203.8

Long-term debt                                                                      405.8             407.4
Other liabilities                                                                    49.6              56.6
-------------------------------------------------------------------------- ---------------- -----------------
Total liabilities                                                                   611.3             667.8

Common stock, no par value, 100 shares authorized,
   issued and outstanding                                                             ---               ---
Retained deficit                                                                   (111.3)           (130.0)
-------------------------------------------------------------------------- ---------------- -----------------
   Total shareholder's deficit                                                     (111.3)           (130.0)
-------------------------------------------------------------------------- ---------------- -----------------
Total liabilities and shareholder's deficit                                       $ 500.0           $ 537.8
-------------------------------------------------------------------------- ---------------- -----------------




              See notes to the consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 29, 1995

------------------------------------------------------------------ ----------------- ---------------- -----------------
                                                                         1997             1996              1995
------------------------------------------------------------------ ----------------- ---------------- -----------------
                                                                                      (IN MILLIONS)

REVENUES                                                                  $1,146.3         $1,139.7          $  993.3
------------------------------------------------------------------ ----------------- ---------------- -----------------

OPERATING COSTS AND EXPENSES
   Cost of sales                                                             329.6            335.9             304.8
   Payroll and benefits                                                      338.4            335.0             290.0
   Rent                                                                      180.4            180.9             156.8
   Royalties                                                                  22.6             20.7              16.0
   Depreciation and amortization                                              49.1             49.7              51.4
   Write-downs of long-lived assets                                            4.2              ---              22.0
   Restructuring and other special charges, net                               (3.9)             ---              14.5
   General and administrative                                                 54.3             51.8              45.5
   Other                                                                     105.5            105.6              90.6
------------------------------------------------------------------ ----------------- ---------------- -----------------
Total operating costs and expenses                                         1,080.2          1,079.6             991.6

OPERATING PROFIT                                                              66.1             60.1               1.7

   Interest expense                                                          (39.8)           (40.3)            (40.3)
   Interest income                                                             3.0              2.4               0.7
------------------------------------------------------------------ ----------------- ---------------- -----------------
INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                                         29.3             22.2             (37.9)

Provision for income taxes                                                     9.7              9.3               3.9
------------------------------------------------------------------ ----------------- ---------------- -----------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                       19.6             12.9             (41.8)
   Extraordinary item - loss on extinguishment of debt
        (net of related income tax benefit of $5.2 million)                    ---              ---              (9.6)
------------------------------------------------------------------ ----------------- ---------------- -----------------
NET INCOME (LOSS)                                                         $   19.6         $   12.9          $  (51.4)
------------------------------------------------------------------ ----------------- ---------------- -----------------




              See notes to the consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 29, 1995

------------------------------------------------------------------ ----------------- ---------------- -----------------
                                                                         1997             1996              1995
------------------------------------------------------------------ ----------------- ---------------- -----------------
                                                                                      (IN MILLIONS)

OPERATING ACTIVITIES
Net income (loss)                                                           $ 19.6           $ 12.9            $(51.4)
Extraordinary item                                                             ---              ---               9.6
------------------------------------------------------------------ ----------------- ---------------- -----------------
Income (loss) before extraordinary item                                       19.6             12.9             (41.8)

Adjustments to reconcile cash from operations:
   Depreciation and amortization                                              50.8             50.4              52.3
   Deferred financing                                                          1.3              1.3               0.7
   Income taxes                                                               10.5             (5.5)             (8.6)
   Write-downs of long-lived assets                                            4.2              ---              22.0
   Restructuring and other special charges                                    (3.9)             ---              14.5
   Other                                                                       6.1              3.8               3.4

   Working capital changes:
        Decrease in accounts receivable                                        5.4              2.1               1.1
        Decrease (increase) in inventories                                     1.5             (6.8)             (3.2)
        (Increase) decrease in other current assets                           (5.7)            (1.6)              2.5
        (Decrease) increase in accounts payable and accruals                 (43.9)            41.9               3.4
------------------------------------------------------------------ ----------------- ---------------- -----------------
Cash provided by operations                                                   45.9             98.5              46.3
------------------------------------------------------------------ ----------------- ---------------- -----------------

INVESTING ACTIVITIES
Capital expenditures                                                         (66.0)           (54.9)            (49.7)
Acquisitions                                                                   ---              ---              (1.6)
Net proceeds from the sale of assets                                           ---              2.4               2.3
Other, net                                                                    (8.7)             2.6               5.5
------------------------------------------------------------------ ----------------- ---------------- -----------------
Cash used in investing activities                                            (74.7)           (49.9)            (43.5)
------------------------------------------------------------------ ----------------- ---------------- -----------------

FINANCING ACTIVITIES
Payment to Host Marriott Corporation for Marriott  International
   options and deferred shares                                                (2.2)             ---               ---
Repayments of long-term debt                                                  (1.7)            (0.8)           (392.8)
Issuance of long-term debt                                                     ---              ---             388.3
Transfers (to) from Host Marriott Corporation and other, net                  (0.1)             ---              22.4
------------------------------------------------------------------ ----------------- ---------------- -----------------
Cash (used in) provided by financing activities                               (4.0)            (0.8)             17.9
------------------------------------------------------------------ ----------------- ---------------- -----------------

(DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                          (32.8)            47.8              20.7

CASH AND CASH EQUIVALENTS, beginning of year                                  93.1             45.3              24.6
------------------------------------------------------------------ ----------------- ---------------- -----------------
CASH AND CASH EQUIVALENTS, end of year                                      $ 60.3           $ 93.1            $ 45.3
------------------------------------------------------------------ ----------------- ---------------- -----------------



              See notes to the consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
FISCAL YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 29, 1995 (IN MILLIONS)

------------------------------------------------------- -------------- ------------- --------------- ---------------
                                                                        ADDITIONAL
                                                           COMMON        PAID-IN        RETAINED
                                                            STOCK        CAPITAL        DEFICIT          TOTAL
------------------------------------------------------- -------------- ------------- --------------- ---------------

Balance, December 30, 1994                                    $  ---        $  9.6         $ (56.1)        $ (46.5)
------------------------------------------------------- -------------- ------------- --------------- ---------------

Net loss                                                         ---           ---           (51.4)          (51.4)
Net distributions to parent                                      ---          (9.6)          (42.7)          (52.3)
------------------------------------------------------- -------------- ------------- --------------- ---------------
Balance, December 29, 1995                                       ---           ---          (150.2)         (150.2)

Net income                                                       ---           ---            12.9            12.9
Adjustments to distribution of
   capitalization of Company                                     ---           ---             4.6             4.6
Deferred compensation and other                                  ---           ---             2.7             2.7
------------------------------------------------------- -------------- ------------- --------------- ---------------
Balance, January 3, 1997                                         ---           ---          (130.0)         (130.0)

Net income                                                       ---           ---            19.6            19.6
Deferred compensation and other                                  ---           ---             1.3             1.3
Payment to Host Marriott Corporation for
   Marriott International options and deferred shares                                         (2.2)           (2.2)
------------------------------------------------------- -------------- ------------- --------------- ---------------
BALANCE, JANUARY 2, 1998                                      $  ---        $  ---         $(111.3)        $(111.3)
------------------------------------------------------- -------------- ------------- --------------- ---------------




              See notes to the consolidated financial statements.

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS WHERE INDICATED)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Prior to December 21, 1995, Host International, Inc. (a Delaware corporation - the "Company") operated as a wholly-owned subsidiary of Host Marriott Travel Plazas, Inc. ("HMTP"), which was formed in 1993 to own and operate most of the airport, travel plaza and sports and entertainment concessions facilities of Host Marriott Corporation ("Host Marriott"). HMTP was an indirect wholly-owned subsidiary of Host Marriott. On December 21, 1995, HMTP was merged into the Company with the Company emerging as the surviving entity. Pursuant to the merger, the Company became the operator or manager of all of the food, beverage and merchandise concessions businesses in travel and entertainment venues of Host Marriott (formerly known as Host Marriott's "Operating Group"). The Company also became the obligor on the $400.0 million of senior notes, due in 2005 (the "Senior Notes") which were issued by HMTP in May 1995 (see Note 6).
        On December 29, 1995 (the "Distribution Date"), Host Marriott distributed, through a special dividend to holders of Host Marriott's common stock, 31.9 million shares of common stock of Host Marriott Services Corporation ("Host Marriott Services"), resulting in the division of Host Marriott's operations into two separate companies. Through a series of transactions that were consummated prior to the Distribution Date, the Company became a wholly-owned subsidiary of Host Marriott Services.
     Prior to the Distribution, the Company operated as a unit of Host Marriott Corporation, utilizing Host Marriott's centralized systems for cash management, payroll, purchasing and distribution, employee benefit plans, insurance and administrative services. Except for unit operating cash accounts, substantially all cash received by the Company was deposited in and commingled with Host Marriott's general corporate funds. Operating expenses, capital expenditures and other cash requirements of the Company were paid by Host Marriott and charged directly or allocated to the Company. Certain general and administrative costs of Host Marriott were allocated to the Company, principally based on Host Marriott's specific identification of individual cost items and otherwise based upon estimated levels of effort devoted by its general and administrative departments to individual entities or relative measures of size of the entities based on assets or operating profit. Such allocated amounts are included in corporate expenses and were $8.0 million in fiscal year 1995. In the opinion of management, the methods for allocating corporate general and administrative expenses and other direct costs are reasonable in their respective years. It is not practicable to estimate the costs that would have been incurred by the Company if it had been operated on a stand-alone basis.
     The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated.
     The Company's 1995 statement of financial position, results of operations and cash flows are presented in the accompanying consolidated financial statements as if the Company were formed as a separate entity of Host Marriott.

DESCRIPTION OF THE BUSINESS

The Company operates or manages restaurants, gift shops and related facilities at 70 airports, on 13 tollroads (including 92 travel plazas) and in 21 other venues (including shopping malls, tourist attractions, stadiums and arenas). The Company conducts its operations primarily in the United States and manages the travel plaza concessions business of its affiliate, Host Marriott Tollroads, Inc. ("Tollroads"), a wholly-owned subsidiary of Host Marriott Services. The Company also has international operations in The Netherlands, New Zealand, Australia and Canada.

FISCAL YEAR

The Company's fiscal year ends on the Friday nearest to December 31, with fiscal quarters of 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter (except in a 53-week year, which has a 17 week fourth quarter). Fiscal year 1996 includes 53 weeks while fiscal years 1997 and 1995 include 52 weeks.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents generally include all highly liquid investments with a maturity of three months or less at the date of purchase.

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

INTANGIBLE ASSETS

Intangible assets consist of goodwill of $5.2 million in 1997 and $5.4 million in 1996, and contract rights of $16.7 million in 1997 and $17.7 million in 1996. These intangibles are being amortized on a straight-line basis over periods of 40 years for goodwill and the life of the contract, generally 5 to 15 years, for contract rights. Amortization expense totaled $2.9 million in 1997, $2.8 million in 1996 and $2.7 million in 1995. Accumulated amortization totaled $13.9 million and $11.1 million as of January 2, 1998, and January 3, 1997, respectively.

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

SELF-INSURANCE PROGRAM

Prior to October 1993, Host Marriott was self-insured for certain levels of general liability and workers' compensation. Estimated costs of these self-insurance programs were accrued at present values of projected settlements for known and anticipated claims. Host Marriott's costs for workers' compensation and general liability insurance were allocated to the Company based on specific identification of claims. Host Marriott, including the Company, discontinued its self-insurance program for claims arising subsequent to October 1993. Self-insurance liabilities of the Company amounted to $9.9 million and $10.1 million at January 2, 1998 and January 3, 1997, respectively.

FOREIGN CURRENCY TRANSLATION

Results of operations for foreign entities are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in shareholders' deficit as cumulative translation adjustments.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities based upon the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards.

NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

The Company adopted Statements of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during 1997. The adoption of these standards did not have a material effect on the Company's consolidated financial statements (see Note 14). The Company adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," during 1996 (see Note 8). The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during 1995. The initial adoption of SFAS No. 121 resulted in the recognition of a non-cash, pretax charge against earnings in the fourth quarter of 1995 of $22.0 million (see Note 3). SFAS No. 130, "Reporting Comprehensive Income," is required to be adopted no later than the Company's fiscal year ending January 1, 1999. The Company is currently evaluating the financial statement impact of adopting SFAS No. 130.

USE OF ESTIMATES

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications were made to the prior years' financial statements to conform to the 1997 presentation.

2.  THE DISTRIBUTION

On December 29, 1995 (the "Distribution Date"), Host Marriott distributed to holders of its common stock, 31.9 million shares of common stock of Host Marriott Services through a special dividend. The shares were distributed on the basis of one share of Host Marriott Services' common stock for every five shares of Host Marriott stock.
     In connection with the Distribution, Host Marriott retained all cash and cash equivalent balances of the Company and its subsidiaries, except for a defined level of initial cash equaling $25.0 million, adjusted to include certain estimated future restructuring expenditures, certain capital expenditures and cash maintained at a foreign airport operation. At the Distribution Date, the Company held cash in excess of the defined level of initial cash of $7.9 million that was payable to Host Marriott.
     In connection with the Distribution, the Company entered into management agreements related to certain restaurant operations retained by Host Marriott. Management fees related to these contracts were $0.1 million, $0.2 million and $1.2 million in 1997, 1996 and 1995, respectively. Host Marriott also transferred six airport concessions contracts and the related assets and liabilities to the Company such that the operations of these facilities were included in the Company's results of operations for the period subsequent to September 9, 1995 through December 29, 1995. Prior to September 9, 1995, the Company managed the six airport concessions contracts referred to above, and in connection therewith, received management fees of $4.3 million in 1995.
     Net distributions to parent reflected in the consolidated statements of shareholder's deficit include, among other things, asset, cash and other transfers between the Company and its parent. In 1995 and in connection with the Distribution, $84.0 million of assets were transferred to the parent and $7.0 million of assets were received from the parent through the transactions described above.
     For purposes of governing certain of the ongoing relationships between the Company and Host Marriott after the Distribution and to provide for an orderly transition, the Company and Host Marriott entered into various agreements including a Distribution Agreement, an Employee Benefits Allocation Agreement, a Tax Sharing Agreement (see Note 4) and a Transitional Services Agreement. Payments made to Host Marriott relating to these agreements totaled $0.1 million in 1996. No payments were made during 1997.

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

---------------------------------- ----------- ----------
                                      1997       1996
---------------------------------- ----------- ----------
                                       (IN MILLIONS)

Leasehold improvements               $ 367.7    $ 362.0
Furniture and equipment                208.6      201.0
Construction in progress                32.9       28.7
---------------------------------- ----------- ----------
Subtotal                               609.2      591.7
Less:  accumulated
       depreciation and
       amortization                   (356.7)    (346.6)
---------------------------------- ----------- ----------
Total property and equipment, net    $ 252.5    $ 245.1
---------------------------------- ----------- ----------

     During 1997, the operating cash flow analysis of one airport unit in which the Company was obligated to add new facilities, revealed that the Company's investment was partially impaired and recognized a non-cash, pretax charge against earnings of $4.2 million. The partial impairment stemmed from construction cost overruns and weak operating performance.
     Effective September 9, 1995, the Company adopted SFAS No. 121 and wrote down the assets of 14 individual operating units by recognizing a non-cash, pretax charge against earnings of $22.0 million. Eleven of the fourteen units had projected cash flow deficits and, accordingly, the assets of these units were written off in their entirety. The remaining three units had projected positive cash flows, and the assets were partially written down to their respective fair values. Approximately 43% of the total 1995 write-down related to the Orlando airport unit. Historically, the Company has incurred negative cash flows at 10 of the 14 individual operating units, which aggregated approximately $0.3 million, $4.0 million and $2.0 million in 1997, 1996 and 1995, respectively. The Company incurred positive cash flows of $0.5 million in 1996 relating to these units. These cash flows were included in the Company's reported cash flow from operations for each year. During 1996, six of the original 14 impaired units either were disposed of or the lease term expired. As of the end of 1997 and as a result of improved operating performance, the remaining

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


eight operating units had projected positive cash flows of approximately $1.1 million over the remaining weighted-average life of 3.4 years.
     Prior to September 9, 1995, the Company determined the impairment of operating unit assets on a business-line basis. Using the business-line basis, if the net carrying costs exceeded the estimated future undiscounted cash flows from a business-line basis, such excess costs would be charged to expense. Although the Company has been aware that certain operating units were generating losses and cash flow deficits since the late 1980s, because the estimated future undiscounted cash flow on a business-line basis exceeded the carrying amount of the Company's long-lived assets on a business-line basis, the Company offset such negative cash flows with positive cash flows from other operating units in the applicable business lines and did not recognize any impairment charges, prior to the adoption of SFAS No. 121.

4.  INCOME TAXES

The provision for income taxes consists of:

-------------------------- -------- ---------- ---------
                            1997      1996       1995
-------------------------- -------- ---------- ---------
                                  (IN MILLIONS)

Current:
   Federal                  $(3.2)     $11.1    $  0.2
   Foreign                    ---        0.2       ---
   State                      2.4        3.5       1.5
-------------------------- -------- ---------- ---------
Total current (benefit)
   provision                 (0.8)      14.8       1.7
-------------------------- -------- ---------- ---------

Deferred:
   Federal                   10.1       (2.3)    (11.7)
   Foreign                    ---       (0.2)      ---
   State                      2.3        2.2      (3.1)
   Increase (decrease)
      in valuation
      allowance              (1.9)      (5.2)     17.0
-------------------------- -------- ---------- ---------
Total deferred
   provision (benefit)       10.5       (5.5)      2.2
-------------------------- -------- ---------- ---------
Total provision             $ 9.7      $ 9.3     $ 3.9
-------------------------- -------- ---------- ---------

     The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities is as follows:

------------------------------------ --------- ---------
                                       1997      1996
------------------------------------ --------- ---------
                                       (IN MILLIONS)

Deferred tax assets:
   Tax credit carryforwards            $21.7     $21.7
   Property and equipment               52.9      49.3
   Casualty insurance                    8.8       7.8
   Reserves                              5.9      10.3
   Employee benefits                     2.6      16.7
   Accrued rent                         10.7      11.5
   Other                                 0.9       ---
------------------------------------ --------- ---------
Gross deferred tax assets              103.5     117.3

Less:  valuation allowance             (26.5)    (28.4)
------------------------------------ --------- ---------
Net deferred tax assets                 77.0      88.9
------------------------------------ --------- ---------

Deferred tax liabilities:
   Safe harbor lease investments        (3.8)     (5.0)
   Other deferred tax liabilities       (5.0)     (5.2)
------------------------------------ --------- ---------
Gross deferred tax liabilities          (8.8)    (10.2)
------------------------------------ --------- ---------
Net deferred income taxes              $68.2     $78.7
------------------------------------ --------- ---------

     At the end of fiscal year 1997, the Company had approximately $9.1 million of alternative minimum tax credit carryforwards that do not expire, and $12.6 million of other tax credits which expire through 2012.
     The Company establishes a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. During 1997, the Company recognized the utilization of $1.9 million of certain purchase business combination tax credits previously believed unrealizable. The valuation allowance was reduced to reflect the credit utilization. During 1996, the Company decreased the deferred tax asset and valuation allowance by $5.2 million due to the decrease in the state effective tax rate and expiration of purchased business combination tax credits. During 1995, the Company increased the valuation allowance by $17.0 million based on its assessment of the realizability of the net deferred tax assets.
     Realization of the net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during the periods in which temporary differences reverse. The amount of the net deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are not achieved. Although realization is not assured, the Company believes it is more likely than not that the net deferred tax assets will be realized.

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate follows:

----------------------- ----------- ----------- ---------
                           1997        1996       1995
----------------------- ----------- ----------- ---------


Statutory Federal
   tax rate                 35.0 %      35.0 %   (35.0)%
State income tax,
   net of Federal
   tax benefit               4.9         4.9       2.7
Tax credits                 (3.2)        6.5      (2.7)
Change in valuation
   allowance                (6.5)      (23.4)     45.9
Effect of state tax
   rate changes on
   deferred taxes            ---        13.8       ---
Other, net                   2.8         5.1      (0.1)
----------------------- ----------- ----------- ---------
Effective income
   tax rate                 33.0 %      41.9 %    10.8 %
----------------------- ----------- ----------- ---------

     Beginning with the 1996 fiscal year, the Company and its domestic subsidiaries are included in the consolidated Federal income tax return of Host Marriott Services. Prior to fiscal year 1996, the Company was included in the consolidated Federal income tax return of Host Marriott and its affiliates. The income tax provision or benefit included in these financial statements reflects the income tax provision or benefit and temporary differences attributable to the operations of the Company on a separate income tax return basis.
     In connection with the Distribution, the Company and Host Marriott entered into a tax sharing agreement (the "Tax Sharing Agreement"). In general, with respect to periods ending on or before December 29, 1995, Host Marriott is responsible for filing consolidated Federal and certain state tax returns for the Host Marriott affiliated group and paying the taxes relating to such returns (including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities). The Company reimburses Host Marriott for a defined portion of such taxes.
     Prior to the existence of the Tax Sharing Agreement, all current tax provision amounts were treated as paid to, or received from, Host Marriott in accordance with Host Marriott's tax sharing policy. The Company made net income tax payments of $2.5 million and $15.9 million in 1997 and 1996, respectively, and paid $12.6 million to Host Marriott for income taxes in 1995.


5.  DETAIL OF OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

-------------------------------- ----------- ---------
                                    1997       1996
-------------------------------- ----------- ---------
                                    (IN MILLIONS)

Accrued rent                          $ 7.9     $19.3
Operating insurance accruals            8.6       9.6
Accrued restructuring costs             0.5       7.1
International accruals                  3.5       3.6
Accrued franchise fees                  1.8       1.7
Other                                  14.1      18.1
-------------------------------- ----------- ---------
Total other current liabilities       $36.4     $59.4
-------------------------------- ----------- ---------


6.  DEBT

Debt consists of the following:

--------------------------------- ---------- ---------
                                    1997       1996
--------------------------------- ---------- ---------
                                     (IN MILLIONS)

Senior Notes with a fixed rate
   of 9.5%, due 2005                $400.0    $400.0
Capital lease obligations              0.6       0.7
Other                                  6.2       7.5
--------------------------------- ---------- ---------
Total debt                           406.8     408.2
Less:  current portion                (1.0)     (0.8)
--------------------------------- ---------- ---------
Total long-term debt                $405.8    $407.4
--------------------------------- ---------- ---------


SENIOR NOTES

In May 1995, the Company issued $400.0 million of senior notes due in 2005 (the "Senior Notes"), the net proceeds of which were distributed to Host Marriott, and were used to repay portions of Host Marriott's debt obligations. The Senior Notes are fully and unconditionally guaranteed (limited only to the extent necessary to avoid such guarantees being considered a fraudulent conveyance under applicable law) on a joint and several basis by certain subsidiaries of the Company (the "Guarantors"). The Senior Notes are also secured by a pledge of the capital stock of the Guarantors. The indenture governing the Senior Notes (the "Senior Notes Indenture") contains covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or repay subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell capital stock of the Guarantors and enter into certain mergers and consolidations.
     As of January 2, 1998, the Company had approximately $103.2 million of unrestricted funds available for distribution to Host Marriott Services under

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


the provisions of the Senior Notes Indenture. However, certain covenants of the loan agreements referred to below further restrict the Company's ability to dividend these funds to Host Marriott Services. The Senior Notes can be called beginning in May 2000 at a price of 103.56%, declining to par in March 2003.

CREDIT FACILITIES

The First National Bank of Chicago, as agent for a group of participating lenders, has provided credit facilities (the "Facilities") to the Company. The Company negotiated several enhancements to the Facilities during 1997. The enhancements increased the aggregate principal amount and extended the maturity of the Facilities from $75.0 million of principle through December 2000 to $100.0 million through April 2002 ("Total Commitment"). The Total Commitment consists of (i) a letter of credit facility in the amount of $25.0 million for the issuance of financial and non-financial letters of credit and (ii) a revolving credit facility in the amount of $75.0 million ("Revolver Facility") for working capital and general corporate purposes other than hostile acquisitions. An annual commitment fee ranging from 0.25% to 0.375% is charged on the unused portion of the Facilities. All borrowings under the Facilities are senior obligations of the Company and are secured by Host Marriott Services' pledge of, and a first perfected security interest in, the capital stock of the Company and certain of its subsidiaries.
     The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Senior Notes Indenture, provided that dividends payable to the Company are limited to 25% of the Company's consolidated net income. The enhancements to the Facility during 1997 eliminated the revolver facility's annual 30-day repayment provision. As of the end of fiscal year 1997, and throughout the fiscal year 1997, there was no outstanding indebtedness under the Revolver Facility.
     Aggregate debt maturities, excluding capital lease obligations, at the end of fiscal year 1997 are as follows:

---------------------------------- -------------------
Fiscal Years
---------------------------------- -------------------
                                     (IN MILLIONS)

1998                                           $  0.8
1999                                              0.9
2000                                              0.9
2001                                              1.0
2002                                              1.0
Thereafter                                      401.6
---------------------------------- -------------------
Total debt                                     $406.2
---------------------------------- -------------------

     Other debt totaling $6.2 million includes various debt agreements with an average rate of 7.8%. Approximately $1.7 million of other debt is denominated in Dutch Guilders.
     Deferred financing costs, which are included in other assets, amounted to $9.1 million and $10.2 million at the end of fiscal year 1997 and 1996, respectively. Cash paid for interest was $38.5 million, $38.8 million and $39.8 million in 1997, 1996 and 1995, respectively.

7.  SHAREHOLDER'S DEFICIT

One hundred shares of common stock, without par value, are issued and outstanding as of the end of fiscal years 1997, 1996 and 1995. All of the shares are owned by the Company's parent, Host Marriott Services.

HOST MARRIOTT STOCK OPTIONS AND DEFERRED STOCK AWARDS HELD BY
MARRIOTT INTERNATIONAL EMPLOYEES

On the Distribution Date, certain employees of Marriott International, Inc. ("Marriott International" - see Note 13) held Host Marriott nonqualified stock options (the "MI Host Marriott Options") and deferred stock incentive shares (the "MI Host Marriott Deferred Stock"). As a result of the Distribution, the MI Host Marriott Options remained options to acquire only shares of Host Marriott common stock, except that the exercise price of, and the number of shares underlying, such options were adjusted to preserve the intrinsic value of the options to their holders. Likewise, each award for MI Host Marriott Deferred Stock remained awards to be paid using Host Marriott common stock and the number of shares was adjusted to preserve the intrinsic value. Host Marriott and the Company have agreed to share the cost to Host Marriott of the adjustments to the MI Host Marriott Options and the MI Host Marriott Deferred Stock.
     Host Marriott Services may issue to Host Marriott up to 1.4 million shares of common stock upon the exercise of the MI Host Marriott Options and approximately 204,000 shares upon the release of the MI Host Marriott Deferred Stock. Host Marriott Services has the option to satisfy these obligations by paying to Host Marriott cash equal to the value of such shares of Host Marriott Services' common stock on the last day of the fiscal year in which the options are exercised or the deferred shares are released. Host Marriott Services will receive approximately 11% of the exercise price of each MI Host Marriott Option exercised. During 1997, the Company paid Host Marriott $2.2 million in partial settlement of its obligation to pay for the 1996 exercise of the MI Host Marriott Options and the release of the MI Host Marriott Deferred Stock.
     These obligations, which were recorded at an average price of $5.29 per share, are shown as a

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


component of shareholder's deficit and totaled $7.0 million and $8.6 million as of year end 1997 and 1996, respectively.

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

RESTRICTED STOCK AWARDS

Restricted shares are awarded to certain officers and key executives. All current restricted share awards expire at the end of fiscal year 1998. As of January 2, 1998, there were 631,185 restricted share awards outstanding. Compensation expense is recognized over the award period and consists of time and performance based components. The time-based expense is calculated using the fair value of the shares on the date of issuance and is contingent on continued employment. The performance-based expense is calculated using the fair value of Host Marriott Services common stock during the award period and is contingent on attainment of certain performance criteria.
     Host Marriott Services awarded 445,362 shares of new restricted stock to key executives of the Company in 1996.
     In 1993, Host Marriott issued 781,500 shares of Host Marriott restricted stock to certain officers and key executives of the Company. The restricted shares of Host Marriott stock outstanding at the Distribution Date received the stock dividend in accordance with the one-for-five distribution ratio. During the first 12 weeks of 1996, all of the Company's executive officers who held restricted shares of Host Marriott stock elected to convert those restricted shares into restricted shares of Host Marriott Services' stock in a manner that preserved the intrinsic value of the restricted shares to their holders, except that the intrinsic value was adjusted to provide a 15% conversion incentive.

DEFERRED STOCK AWARDS

Deferred stock incentive shares granted to key employees generally vest over five to ten years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. The Company accrues compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures.
     In connection with the Distribution, the deferred stock incentive shares granted to employees of the Company and employees of Host Marriott were split in accordance with the one-for-five distribution ratio. Presented below is a summary of the Company's deferred stock award activity since the Distribution:

                                               SHARES
-------------------------------- ---------- -------------

Balance, December 29, 1995                      146,809
Granted                                         163,813
Issued                                          (11,308)
Forfeited/expired                               (34,112)
-------------------------------- ---------- -------------

Balance, January 3, 1997                        265,202
Granted                                         210,180
Issued                                          (25,894)
Forfeited/expired                               (26,941)
-------------------------------- ---------- -------------

Balance, January 2, 1998                        422,547
-------------------------------- ---------- -------------


STOCK OPTION AWARDS

Employee stock options may be granted to key employees at not less than fair market value on the date of the grant. Options granted before May 11, 1990, expire 10 years after the date of grant, and nonqualified options granted on or after May 11, 1990, expire from 10 to 15 years after the date of grant. Most options vest ratably over each of the first four years following the date of the grant. There was no compensation cost recognized by the Company relating to stock options during the 1997, 1996 and 1995 fiscal years.

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     In connection with the Distribution, the outstanding Host Marriott options held by current employees of the Company and employees of Host Marriott were redenominated in both Host Marriott Services and Host Marriott stock, and the exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies immediately following the Distribution. The 1995 stock option issuances were delayed until 1996 to avoid further adjustments to the Distribution.
     Presented   below  is  a  summary  of  stock  option   activity  since  the
Distribution:

-------------------------------- ------------ -------------
                                                WEIGHTED
                                                AVERAGE
                                   SHARES        PRICE
-------------------------------- ------------ -------------

Balance, December 29, 1995          435,240          $3.75
Granted                           1,660,800           7.21
Exercised                           (72,231)          3.57
Forfeited/expired                   (67,635)          5.55
-------------------------------- ------------ -------------

Balance, January 3, 1997          1,956,174          $6.63
Granted                             433,400          14.21
Exercised                          (161,718)          5.20
Forfeited/expired                  (120,360)          7.22
-------------------------------- ------------ -------------
Balance, January 2, 1998          2,107,496          $8.27
-------------------------------- ------------ -------------

     The weighted-average fair value of Host Marriott Services' stock options, calculated using the Black-Scholes option-pricing model, granted during the fiscal years ended 1997, 1996 and 1995 is $2.5 million, $5.3 million and $4 thousand, respectively.
     Presented below is a summary of the Company's exercisable and unexercisable stock options as of the end of fiscal years 1997 and 1996:

                             EXERCISABLE    UNEXERCISABLE
--------------------------- -------------- ----------------

JANUARY 2, 1998
   Shares                         589,949        1,517,547
   Exercise price range       $0.86-$8.88     $5.07-$14.75
   Weighted-average
     exercise price                 $5.80            $9.23
   Weighted-average
     remaining contractual
     life in years                   10.9             10.9
--------------------------- -------------- ----------------

JANUARY 3, 1997
   Shares                         254,970        1,701,204
   Exercise price range       $0.86-$5.50      $4.03-$8.88
   Weighted-average
     exercise price                 $3.35            $7.12
   Weighted-average
     remaining contractual
     life in years                   11.0             12.3
--------------------------- -------------- ----------------

EMPLOYEE STOCK PURCHASE PLAN

Under the terms of the Employee Stock Purchase Plan, eligible employees may purchase Host Marriott Services' common stock through payroll deductions at the lower of the market value of the stock at the beginning or end of the plan year. During the first quarter of 1998, approximately 195,000 Host Marriott Services' common shares were sold to employees under the terms of the Employee Stock Purchase Plan at an exercise price of $9.13 per share. During the first quarter of 1997, 274,021 Host Marriott Services' common shares were sold to employees under the terms of the Employee Stock Purchase Plan at an exercise price of $6.06 per share.
     There was no compensation cost recognized by the Company relating to the Employee Stock Purchase Plan during the 1997, 1996 and 1995 fiscal years. The fair value option feature of the Employee Stock Purchase Plan, calculated using the Black-Scholes option-pricing model, was $274 thousand and $285 thousand for fiscal years 1997 and 1996, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Compensation cost recognized by the Company relating to restricted stock and deferred stock awards granted under the Comprehensive Stock Plan was $4.0 million, $3.7 million and $0.8 million for fiscal years 1997, 1996 and 1995, respectively.
     Had the Company elected to recognize compensation cost for all awards granted under Host Marriott Services' Comprehensive Stock Plan and the Employee Stock Purchase Plan based on the fair value of the awards at the grant dates, consistent with the method prescribed by SFAS No. 123, net income (loss) would have been changed to the pro forma amounts indicated below:

-----------------------------------------------------------
                                 1997      1996     1995
-----------------------------------------------------------
                                      (IN MILLIONS)

Net income (loss)  As reported    $19.6     $12.9  $(51.4)
                   Pro forma       18.6      12.3   (51.4)
-----------------------------------------------------------

Note: Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the effects on net income expected in future years.

     Fair values of stock options used to compute pro forma net income (loss) disclosures were determined using the Black-Scholes option-pricing model. The

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


significant assumptions used in the model for 1997 included the following: a dividend yield of 0%; an expected volatility of 30.8%; a risk-free interest rate of 6.3%; and an expected holding period of seven years. The significant assumptions used in the model for 1996 and 1995 included the following: a dividend yield of 0%; an expected volatility of 34.7%; a risk-free interest rate of 6.0%; and an expected holding period of seven years.

9.  PROFIT SHARING AND POSTRETIREMENT BENEFIT PLANS

Employees meeting certain eligibility requirements can elect to participate in profit sharing and deferred compensation plans. The amount to be matched by the Company is determined annually by the Company's Board of Directors. The cost of these plans is based on salaries and wages of participating employees and totaled $2.8 million, $2.5 million and $2.0 million in 1997, 1996 and 1995, respectively.
     The Company has a supplemental retirement plan for certain key officers. The liability relating to this plan recorded as of the end of 1997 and 1996 was $5.6 million and $5.8 million, respectively. The compensation cost recognized for each of the fiscal years of 1997, 1996 and 1995 was $0.3 million.
     Prior to the Distribution, the Company provided postretirement medical benefits to a very limited number of retired employees meeting restrictive eligibility requirements. For the 1995 fiscal year, medical expenses accrued and/or paid under these arrangements were immaterial to the financial statements. In connection with the Distribution, Host Marriott became the obligor with respect to these postretirement benefits.


10.  RESTRUCTURING

Management approved a formal restructuring plan in October 1995 and the Company recorded a pretax restructuring charge to earnings of $14.5 million in the fourth quarter of 1995. The restructuring charge was primarily comprised of involuntary employee termination benefits (related to its realignment of operational responsibilities) and lease cancellation penalty fees and related costs resulting from the Company's plan to exit certain activities in its entertainment venues.
    The employee termination benefits included in the restructuring charge reflect the immediate elimination of approximately 100 corporate and field operations positions and the elimination of approximately 200 additional field operations positions, all of which were specifically identified in the restructuring plan. Certain initiatives of the restructuring plan were scheduled to be implemented throughout the duration of the plan, resulting in an extended period over which the 200 additional field operations positions would be eliminated. Also as a part of the restructuring, the Company committed to exit certain operating units in entertainment venues which were deemed to be inconsistent with the Company's core operating strategies.
    In the fourth quarter of 1997, the Company concluded its restructuring plan and reversed substantially all of the remaining restructuring reserve, which resulted in a $3.9 million pretax reduction of other operating expenses. The Company terminated a total of 221 positions in connection with the restructuring plan. The remaining portion of the restructuring reserve relates to extended severance payments payable to a limited number of individuals.
    The following table sets forth the restructuring reserve and related activity as of January 2, 1998:

                            ACTIVITY TO DATE
                           --------------------
                                     CHANGES   RESERVE
                PROVISION    COSTS      IN      AS OF
                 RECORDED  INCURRED  ESTIMATE   1/2/98
---------------------------------------------------------
                             (IN MILLIONS)

Employee
  termination
  benefits           $11.6     $ 7.4   $(3.7)       $0.5
Asset
  write-downs          0.5       0.8     0.3         ---
Lease
  cancellation
  penalty fees
  and related
  costs                2.4       1.9    (0.5)        ---
---------------------------------------------------------
Total                $14.5     $10.1   $(3.9)       $0.5
---------------------------------------------------------


11.  COMMITMENTS AND CONTINGENCIES

Future minimum annual rental commitments for noncancellable operating leases as of January 2, 1998 are as follows:

---------------------------------------- -------------
Fiscal Years
---------------------------------------- -------------
                                         (IN MILLIONS)

1998                                           $134.8
1999                                            121.9
2000                                            100.7
2001                                             87.3
2002                                             71.0
Thereafter                                      178.4
---------------------------------------- -------------
Total minimum lease payments                   $694.1
---------------------------------------- -------------

     The Company leases property and equipment under noncancellable leases. Certain leases contain provisions

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


for the payment of contingent rentals based on sales in excess of stipulated amounts and many also contain contractual rental payment increases throughout the term of the lease. The minimum rent increases are amortized over the term of the applicable lease on a straight-line basis. Future minimum annual rental commitments of $694.1 million have not been reduced by minimum sublease rentals of $60.9 million payable to the Company under noncancellable subleases as of January 2, 1998.
     Certain leases require a minimum level of capital expenditures for renovations and facility expansions during the lease terms. As of the end of fiscal year 1997, the Company was committed to invest approximately $74.0 million for initial investment and mid-term refurbishments over various contract dates ranging from 2 to 15 years.
     Rent expense consists of:

---------------------- --------- ---------- ----------
                         1997      1996       1995
---------------------- --------- ---------- ----------
                               (IN MILLIONS)

Minimum rental on
   operating leases      $118.7     $111.2      $93.0
Additional rental
   based on sales          61.7       69.7       63.8
---------------------- --------- ---------- ----------
Total rent expense       $180.4     $180.9     $156.8
---------------------- --------- ---------- ----------

     Rent expense related to the Company's corporate operations, included in general and administrative expenses, totaled $2.9 million, $2.4 million and $1.8 million in 1997, 1996 and 1995, respectively.
     The Company's facilities are operated under numerous long-term concession agreements with various airport and tollroad authorities. The Company historically has been successful at retaining such arrangements and winning new business, enabling it to replace lost concession facilities. However, the expiration of certain of these agreements could have a significant impact on the Company's financial condition and results of operations, and there can be no assurance that the Company will succeed in replacing lost concession facilities and retaining the remainder of its facilities in the future.
     The Company is from time to time, or involved in litigation matters incidental to its business. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the financial position or results of operations of the Company.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The fair value of the Senior Notes is based on quoted market prices and the fair value of other long- term debt instruments is estimated by discounting the expected future cash flows using the current rates at which similar debt instruments would be provided from lenders for the same remaining maturities.
     The carrying values and fair values of certain of the Company's financial instruments are shown in the table below:


                     JANUARY 2, 1998      JANUARY 3, 1997
------------------ -------------------- --------------------
                   CARRYING     FAIR     CARRYING    FAIR
                    AMOUNT      VALUE     AMOUNT    VALUE
------------------ ---------- ---------- --------- ---------
                                (IN MILLIONS)

Financial
liabilities:
   Senior Notes       $400.0     $426.8    $400.0    $402.6
   Other debt            6.2        6.6       7.5       7.9
------------------ ---------- ---------- --------- ---------


13.  RELATIONSHIP WITH MARRIOTT INTERNATIONAL

On October 8, 1993 (the "MI Distribution Date"), Host Marriott distributed through a special dividend to holders of Host Marriott common stock all of the outstanding shares of its wholly-owned subsidiary, Marriott International.
     In connection with the MI Distribution on October 8, 1993, Host Marriott and Marriott International entered into various management and transitional service agreements. In 1995, the Company purchased food and supplies of $63.8 million, from affiliates of Marriott International under one such agreement. In addition, under various service agreements, Host Marriott paid to Marriott International $11.9 million in 1995, which represented the Company's allocated portion of these expenses.
     In connection with the Distribution, Host Marriott Services and Marriott International entered into a Continuing Services Agreement, a Noncompetition Agreement and a License Agreement. These agreements provide, among other things, that Host Marriott Services will receive (i) certain corporate services, such as accounting and computer systems support, (ii) various product supply and distribution services and (iii) various other transitional services. In accordance with the agreements, Host Marriott Services will compensate Marriott International for services rendered thereunder. As a part of the Continuing Services Agreement, the Company paid Marriott International $77.3 million and $76.9 million for purchases of food and supplies and paid $9.8 million and $10.7 million for corporate support services during 1997 and 1996, respectively.

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14.  BUSINESS SEGMENTS

The Company has three reportable operating segments: airports, travel plazas and shopping malls and entertainment. The Company's management evaluates performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, unusual and extraordinary items, interest and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).


(IN MILLIONS)             1997        1996        1995
---------------------------------------------------------

REVENUES:
  Airports                $ 913.5     $ 911.5    $ 762.4
  Travel plazas             174.2       174.3      176.8
  Shopping malls
    and entertainment        58.6        53.9       54.1
---------------------------------------------------------
                         $1,146.3    $1,139.7   $  993.3
---------------------------------------------------------

OPERATING PROFIT:(1)
  Airports                $  94.3    $   87.7   $   64.1
  Travel plazas              21.3        20.0       18.5
  Shopping malls
    and entertainment         5.1         4.2        1.1
---------------------------------------------------------
                          $ 120.7    $  111.9   $   83.7
---------------------------------------------------------

CAPITAL
EXPENDITURES:(2)
  Airports                  $52.1       $42.4      $49.6
  Travel plazas               2.0         1.9        1.0
  Shopping malls
    and entertainment         7.4         4.5        0.5
---------------------------------------------------------
                            $61.5       $48.8      $51.1
---------------------------------------------------------

DEPRECIATION EXPENSE:
  Airports                  $38.3       $38.8      $41.0
  Travel plazas               8.1         8.9        6.2
  Shopping malls
    and entertainment         2.7         2.0        4.2
---------------------------------------------------------
                            $49.1       $49.7      $51.4
---------------------------------------------------------

ASSETS:
  Airports                 $273.1      $266.9
  Travel plazas              59.2        67.1
  Shopping malls
    and entertainment        32.9        19.4
----------------------------------------------
                           $365.2      $353.4
----------------------------------------------

(1)  Before general and administrative expenses and unusual items.
(2)  Includes acquisitions.


    Reconciliations of segment results to the Company's consolidated results follow:


(IN MILLIONS)                1997       1996      1995
---------------------------------------------------------

OPERATING PROFIT:
Segments                    $120.7    $ 111.9    $ 83.7
General and
    administrative           (54.3)     (51.8)    (45.5)
expenses
Write-downs of
    long-lived assets         (4.2)       ---     (22.0)
Restructuring and other
    special charges, net       3.9        ---     (14.5)
---------------------------------------------------------
                            $ 66.1     $ 60.1    $  1.7
---------------------------------------------------------

CAPITAL EXPENDITURES:
Segments                    $ 61.5     $ 48.8    $ 51.1
Corporate and other            4.5        6.1       0.2
---------------------------------------------------------
                            $ 66.0     $ 54.9    $ 51.3
---------------------------------------------------------

ASSETS:
Segments                    $365.2      $353.4
Corporate and other          134.8       184.4
-------------------------------------------------
                            $500.0      $537.8
-------------------------------------------------

    Revenues for international operations totaled $63.6 million, $56.4 million and $32.2 million in fiscal years 1997, 1996 and 1995, respectively.
    Property and equipment, net of accumulated depreciation, for international operations was $17.8 million and $13.2 million for 1997 and 1996, respectively.

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                               1997(1)
------------------------------------------------ ---------------------------------------------------------------------
                                                    FIRST         SECOND        THIRD         FOURTH        FISCAL
(IN MILLIONS)                                      QUARTER       QUARTER       QUARTER      QUARTER(2)       YEAR
------------------------------------------------ ------------- ------------- ------------- -------------- ------------

Revenues                                            $  238.8      $  259.9      $  298.5          $349.1     $1,146.3
Operating profit                                         3.4          15.7          32.9            14.1         66.1
Net income (loss)                                       (3.1)          4.4          16.6             1.7         19.6


                                                                               1996(1)
------------------------------------------------ ---------------------------------------------------------------------
                                                    FIRST         SECOND        THIRD         FOURTH        FISCAL
(IN MILLIONS)                                      QUARTER       QUARTER       QUARTER        QUARTER        YEAR
------------------------------------------------ ------------- ------------- ------------- -------------- ------------

Revenues                                            $  236.2      $  258.4      $  294.5          $350.6     $1,139.7
Operating profit                                         2.3          14.3          32.1            11.4         60.1
Net income (loss)                                       (3.8)          3.0          13.6             0.1         12.9

                                                                               1995(1)
------------------------------------------------ ---------------------------------------------------------------------
                                                    FIRST         SECOND        THIRD         FOURTH        FISCAL
(IN MILLIONS)                                      QUARTER      QUARTER(3)     QUARTER      QUARTER(4)       YEAR
------------------------------------------------ ------------- ------------- ------------- -------------- ------------
Revenues                                            $  197.1      $  217.0       $  258.2     $  321.0       $993.3
Operating profit (loss)                                 (2.6)          8.0           27.3        (31.0)         1.7
Income (loss) before extraordinary item                 (7.9)         (2.2)          11.6        (43.3)       (41.8)
Net income (loss)                                       (7.9)        (11.8)          11.6        (43.3)       (51.4)
------------------------------

(1) The first three quarters of 1996 consist of 12 weeks each, and the fourth quarter includes 17 weeks. The first three quarters of 1997 and 1995 consist of 12 weeks each, and the fourth quarter includes 16 weeks.
(2) Fourth quarter 1997 results include $4.2 million of write-downs of long-lived assets and a $3.9 million reversal of restructuring charges originally recorded in 1995.
(3) Second quarter 1995 results include an extraordinary loss on the extinguishment of long-term debt of $9.6 million (net of related income tax benefit of $5.2 million).
(4) Fourth quarter 1995 results include $22.0 million of write-downs of long lived assets which reflected the adoption of a new accounting standard and $14.5 million of restructuring charges primarily representing employee severance and lease buy-out costs, which were taken to restructure the Company's business processes, thereby reducing long-term operating and general and administrative costs.

                     --------------------------------------




16.  SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

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

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

                                                                               1997
---------------------------------------- ----------------------------------------------------------------------------------
                                                          GUARANTOR      NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                               PARENT      SUBSIDIARIES      SUBSIDIARIES      ADJUSTMENTS      CONSOLIDATED
---------------------------------------- ------------- ---------------- ----------------- ----------------- ---------------
Current assets:
   Cash and cash equivalents                $  31.8          $  27.2            $  1.3          $    ---         $  60.3
   Other current assets                         ---             80.7               7.2               ---            87.9
---------------------------------------- ------------- ---------------- ----------------- ----------------- ---------------
   Total current assets                        31.8            107.9               8.5               ---           148.2

Property and equipment, net                     ---            225.4              27.1               ---           252.5
Other assets                                    ---             99.0               0.3               ---            99.3
Investments in subsidiaries                   256.9              ---               ---            (256.9)            ---
---------------------------------------- ------------- ---------------- ----------------- ----------------- ---------------
Total Assets                                $ 288.7          $ 432.3            $ 35.9           $(256.9)        $ 500.0
---------------------------------------- ------------- ---------------- ----------------- ----------------- ---------------

Current liabilities:
   Accounts payable                        $    ---          $  56.3            $ 11.4          $    ---         $  67.7
   Accrued payroll and benefits                 ---             46.1               ---               ---            46.1
   Other current liabilities                    ---             42.1               ---               ---            42.1
---------------------------------------- ------------- ---------------- ----------------- ----------------- ---------------
   Total current liabilities                    ---            144.5              11.4               ---           155.9

Long-term debt                                400.0            405.8               ---            (400.0)          405.8
Other liabilities                               ---             41.7               ---               7.9            49.6
---------------------------------------- ------------- ---------------- ----------------- ----------------- ---------------
   Total Liabilities                          400.0            592.0              11.4            (392.1)          611.3

Owner's equity (deficit)                     (111.3)          (159.7)             24.5             135.2          (111.3)
---------------------------------------- ------------- ---------------- ----------------- ----------------- ---------------
Total Liabilities and Owner's Deficit       $ 288.7          $ 432.3            $ 35.9           $(256.9)        $ 500.0
---------------------------------------- ------------- ---------------- ----------------- ----------------- ---------------

                                                                               1996
---------------------------------------- ----------------------------------------------------------------------------------
                                                          GUARANTOR      NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                               PARENT      SUBSIDIARIES      SUBSIDIARIES      ADJUSTMENTS      CONSOLIDATED
---------------------------------------- ------------- ---------------- ----------------- ----------------- ---------------

Current assets:
   Cash and cash equivalents                $  75.3          $  16.1            $  1.7          $    ---         $  93.1
   Other current assets                         ---             95.4               9.8               ---           105.2
---------------------------------------- ------------- ---------------- ----------------- ----------------- ---------------
   Total current assets                        75.3            111.5              11.5               ---           198.3

Property and equipment, net                     ---            225.3              19.8               ---           245.1
Other assets                                    ---             94.4               ---               ---            94.4
Investments in subsidiaries                   194.7              ---               ---            (194.7)            ---
---------------------------------------- ------------- ---------------- ----------------- ----------------- ---------------
Total Assets                                $ 270.0          $ 431.2            $ 31.3           $(194.7)        $ 537.8
---------------------------------------- ------------- ---------------- ----------------- ----------------- ---------------

Current liabilities:
   Accounts payable                        $    ---          $  83.0            $ 10.1          $    ---         $  93.1
   Accrued payroll and benefits                 ---             45.7               ---               ---            45.7
   Other current liabilities                    ---             65.0               ---               ---            65.0
---------------------------------------- ------------- ---------------- ----------------- ----------------- ---------------
   Total current liabilities                    ---            193.7              10.1               ---           203.8

Long-term debt                                400.0            407.4               ---            (400.0)          407.4
Other liabilities                               ---             51.8               ---               4.8            56.6
---------------------------------------- ------------- ---------------- ----------------- ----------------- ---------------
   Total Liabilities                          400.0            652.9              10.1            (395.2)          667.8

Owner's equity (deficit)                     (130.0)          (221.7)             21.2             200.5          (130.0)
---------------------------------------- ------------- ---------------- ----------------- ----------------- ---------------
Total Liabilities and Owner's Deficit       $ 270.0          $ 431.2            $ 31.3           $(194.7)        $ 537.8
---------------------------------------- ------------- ---------------- ----------------- ----------------- ---------------

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                                1997
----------------------------------------- ---------------------------------------------------------------------------------
                                                         GUARANTOR      NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                               PARENT     SUBSIDIARIES      SUBSIDIARIES      ADJUSTMENTS      CONSOLIDATED
----------------------------------------- ----------- ---------------- ----------------- ----------------- ----------------

Revenues                                   $   ---         $1,019.7            $126.6           $   ---         $1,146.3
Operating costs and expenses                   ---            960.5             119.7               ---          1,080.2
----------------------------------------- ----------- ---------------- ----------------- ----------------- ----------------

Operating profit                               ---             59.2               6.9               ---             66.1
Interest expense                             (39.3)           (39.8)              ---              39.3            (39.8)
Interest income                                2.6              0.4               ---               ---              3.0
----------------------------------------- ----------- ---------------- ----------------- ----------------- ----------------

Income (loss) before income taxes            (36.7)            19.8               6.9              39.3             29.3
Provision (benefit) for income taxes         (12.1)             6.5               2.3              13.0              9.7
Equity interest in affiliates                 44.2              ---               ---             (44.2)             ---
----------------------------------------- ----------- ---------------- ----------------- ----------------- ----------------
Net income (loss)                           $ 19.6        $    13.3            $  4.6            $(17.9)        $   19.6
----------------------------------------- ----------- ---------------- ----------------- ----------------- ----------------


                                                                               1996
----------------------------------------- --------------------------------------------------------------------------------
                                                        GUARANTOR      NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                               PARENT    SUBSIDIARIES     SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
----------------------------------------- ----------- -------------- ------------------ ------------------ ---------------

Revenues                                   $   ---       $1,017.1             $122.6            $   ---        $1,139.7
Operating costs and expenses                   ---          963.4              116.2                ---         1,079.6
----------------------------------------- ----------- -------------- ------------------ ------------------ ---------------

Operating profit                               ---           53.7                6.4                ---            60.1
Interest expense                             (39.3)         (40.3)               ---               39.3           (40.3)
Interest income                                2.4            ---                ---                ---             2.4
----------------------------------------- ----------- -------------- ------------------ ------------------ ---------------

Income (loss) before income taxes            (36.9)          13.4                6.4               39.3            22.2
Provision (benefit) for income taxes         (15.5)           5.6                2.7               16.5             9.3
Equity interest in affiliates                 34.3            ---                ---              (34.3)            ---
----------------------------------------- ----------- -------------- ------------------ ------------------ ---------------
Net income (loss)                           $ 12.9       $    7.8             $  3.7             $(11.5)       $   12.9
----------------------------------------- ----------- -------------- ------------------ ------------------ ---------------


                                                                                1995
----------------------------------------- ---------------------------------------------------------------------------------
                                                         GUARANTOR      NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                               PARENT     SUBSIDIARIES      SUBSIDIARIES      ADJUSTMENTS      CONSOLIDATED
----------------------------------------- ----------- ---------------- ----------------- ----------------- ----------------

Revenues                                   $   ---           $894.3             $99.0           $   ---          $ 993.3
Operating costs and expenses                   ---            892.6              98.0               1.0            991.6
----------------------------------------- ----------- ---------------- ----------------- ----------------- ----------------

Operating profit                               ---              1.7               1.0              (1.0)             1.7
Interest expense                             (39.2)           (40.3)              ---              39.2            (40.3)
Interest income                                0.7              ---               ---               ---              0.7
----------------------------------------- ----------- ---------------- ----------------- ----------------- ----------------

Income (loss) before income taxes
  and extraordinary item                     (38.5)           (38.6)              1.0              38.2            (37.9)
Provision (benefit) for income taxes           3.8              3.9               0.1              (3.9)             3.9
----------------------------------------- ----------- ---------------- ----------------- ----------------- ----------------

Income (loss) before extraordinary item      (42.3)           (42.5)              0.9              42.1            (41.8)
Extraordinary item - loss on
  extinguishment of debt (net of
  income tax benefit of $5.2 million)         (9.6)            (9.6)              ---               9.6             (9.6)
Equity interest in affiliates                  0.5              ---               ---              (0.5)             ---
----------------------------------------- ----------- ---------------- ----------------- ----------------- ----------------
Net income (loss)                           $(51.4)          $(52.1)            $ 0.9           $  51.2          $ (51.4)
----------------------------------------- ----------- ---------------- ----------------- ----------------- ----------------

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                               1997
----------------------------------------- -------------------------------------------------------------------------------
                                                                             NON-         ELIMINATIONS
                                                          GUARANTOR       GUARANTOR            &
(IN MILLIONS)                                PARENT      SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS      CONSOLIDATED
----------------------------------------- ------------- --------------- --------------- ----------------- ---------------

Cash provided by (used in) operations        $ (35.4)         $ 31.5        $   14.4            $ 35.4          $ 45.9
----------------------------------------- ------------- --------------- --------------- ----------------- ---------------

Investing activities:
   Capital expenditures                          ---           (58.5)           (7.5)              ---           (66.0)
   Other                                         ---            (8.7)            3.9              (3.9)           (8.7)
   Advances (to) from subsidiaries              (8.1)           50.8            (7.3)            (35.4)            ---
----------------------------------------- ------------- --------------- --------------- ----------------- ---------------
   Cash used in
      investing activities                      (8.1)          (16.4)          (10.9)            (39.3)          (74.7)
----------------------------------------- ------------- --------------- --------------- ----------------- ---------------

Financing activities:
   Repayments of debt                            ---            (1.7)            ---               ---            (1.7)
   Payment to Host Marriott Corporation
     for Marriott International options
     and deferred shares                         ---            (2.2)            ---               ---            (2.2)
   Foreign exchange translation
     adjustments                                 ---            (0.1)            ---               ---            (0.1)
   Partnership contributions
     (distributions), net                        ---             ---            (3.9)              3.9             ---
----------------------------------------- ------------- --------------- --------------- ----------------- ---------------
   Cash used in
     financing activities                        ---            (4.0)           (3.9)              3.9            (4.0)
----------------------------------------- ------------- --------------- --------------- ----------------- ---------------
Increase (decrease) in cash and
     cash equivalents                        $ (43.5)       $   11.1         $  (0.4)          $   ---        $  (32.8)
----------------------------------------- ------------- --------------- --------------- ----------------- ---------------


                                                                              1996
---------------------------------------- -------------------------------------------------------------------------------
                                                                             NON-        ELIMINATIONS
                                                          GUARANTOR       GUARANTOR            &
(IN MILLIONS)                               PARENT       SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
---------------------------------------- -------------- --------------- --------------- ---------------- ---------------

Cash provided by (used in) operations        $ (35.8)         $ 90.9         $   7.6           $ 35.8          $ 98.5
---------------------------------------- -------------- --------------- --------------- ---------------- ---------------

Investing activities:
   Capital expenditures                          ---           (39.9)          (15.0)             ---           (54.9)
   Other                                         ---             5.0             5.7             (5.7)            5.0
   Advances (to) from subsidiaries              95.3           (66.4)            6.9            (35.8)            ---
---------------------------------------- -------------- --------------- --------------- ---------------- ---------------
   Cash provided by (used in)
      investing activities                      95.3          (101.3)           (2.4)           (41.5)          (49.9)
---------------------------------------- -------------- --------------- --------------- ---------------- ---------------

Financing activities:
   Repayments of debt                            ---            (0.8)            ---              ---            (0.8)
   Partnership contributions
     (distributions), net                        ---             ---            (5.7)             5.7             ---
---------------------------------------- -------------- --------------- --------------- ---------------- ---------------
   Cash used in
     financing activities                        ---            (0.8)           (5.7)             5.7            (0.8)
---------------------------------------- -------------- --------------- --------------- ---------------- ---------------
Increase (decrease) in cash and
     cash equivalents                         $ 59.5         $ (11.2)        $  (0.5)         $   ---          $ 47.8
---------------------------------------- -------------- --------------- --------------- ---------------- ---------------

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                                              1995
---------------------------------------- -------------------------------------------------------------------------------
                                                                             NON-        ELIMINATIONS
                                                          GUARANTOR       GUARANTOR            &
(IN MILLIONS)                               PARENT      SUBSIDIARIES     SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
---------------------------------------- ------------- ---------------- --------------- ---------------- ---------------

Cash provided by (used in) operations       $ (39.0)          $ 41.3           $ 5.0          $  39.0          $ 46.3
---------------------------------------- ------------- ---------------- --------------- ---------------- ---------------

Investing activities:
   Capital expenditures                         ---            (47.7)           (2.0)             ---           (49.7)
   Other                                        ---              6.2             ---              ---             6.2
   Advances from subsidiaries                  24.9            (13.4)            0.6            (12.1)            ---
---------------------------------------- ------------- ---------------- --------------- ---------------- ---------------
   Cash provided by (used in)
     investing activities                      24.9            (54.9)           (1.4)           (12.1)          (43.5)
---------------------------------------- ------------- ---------------- --------------- ---------------- ---------------

Financing activities:
   Repayments of debt                        (392.8)          (392.8)            ---            392.8          (392.8)
   Issuance of long-term debt                 388.3            388.3             ---           (388.3)          388.3
   Partnership contributions
       (distributions), net                     ---            (12.0)           (3.0)             3.0           (12.0)
   Transfers from Host Marriott
      Corporation, net                         34.4             34.4             ---            (34.4)           34.4
---------------------------------------- ------------- ---------------- --------------- ---------------- ---------------
   Cash provided by (used in)
     financing activities                      29.9             17.9            (3.0)           (26.9)           17.9
---------------------------------------- ------------- ---------------- --------------- ---------------- ---------------

Increase (decrease) in cash and
     cash equivalents                        $ 15.8           $  4.3         $   0.6         $    ---          $ 20.7
---------------------------------------- ------------- ---------------- --------------- ---------------- ---------------


     Certain reclassifications were made to conform all of the supplemental information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate Company debt and related interest charges reflected in the financial statements of the Company (as obligor) and the Guarantor Subsidiaries (as guarantors), investments, advances and equity in earnings in subsidiaries and the minority partners' equity interests in the partnership distributions and establish the minority interest liability.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                    PART III

        The information called for by Items 10-13 is incorporated by reference from the Host Marriott Services Corporation 1998 Annual Meeting of the Shareholders--Notice and Proxy Statement--(to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year).

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

           FINANCIAL SCHEDULES:                                          PAGE

           I.   Valuation and Qualifying Accounts                     S-1 to S-2

           All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

        (3)  EXHIBITS

EXHIBIT
  NO.                        DESCRIPTION
-------         --------------------------------------------
21              Listing of Subsidiaries of the Registrant

27              Financial Data Schedule (EDGAR Filing Only)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 1998.

                            HOST INTERNATIONAL, INC.


                            By: /S/ BRIAN W. BETHERS
                        -------------------------------
                                Brian W. Bethers
            Vice President (Principal Financial Officer and Director)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their indicated capacities and on the date set forth above.


        SIGNATURE                                        TITLE
---------------------------              ---------------------------------------


/S/ WILLIAM W. MCCARTEN                  President (Principal Executive Officer)
-------------------------
William W. McCarten

/S/ BRIAN W. BETHERS                     Vice President (Principal Financial
-------------------------                  Officer and Director)
Brian W. Bethers

/S/ BRIAN J. GALLANT                     Vice President (Principal Accounting
-------------------------                  Officer)
Brian J. Gallant

/S/ THOMAS G. O'HARE                     Director
-------------------------
Thomas G. O'Hare

/S/ JOHN J. MCCARTHY                     Senior Vice President and Director
-------------------------
John J. McCarthy

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


To the Shareholder of Host International, Inc.:

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Host International, Inc. and subsidiaries, included in this Form 10-K and have issued our report thereon dated February 3, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule appearing on page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Washington, D.C.
February 3, 1998

                                                                    SCHEDULE I


                            HOST INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
           FOR THE FISCAL YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997
                             AND DECEMBER 29, 1995



------------------------------------------- ---------------- -- -------------- -- ---------------- -- --------------
                                                                  ADDITIONS
                                              BALANCE AT         CHARGED TO                            BALANCE AT
                                               BEGINNING          COSTS AND                                END
              DESCRIPTION(2)                   OF PERIOD          EXPENSES         DEDUCTIONS(1)        OF PERIOD
------------------------------------------- ---------------- -- -------------- -- ---------------- -- --------------
                                                                         (IN MILLIONS)

Allowance for doubtful accounts
      1995                                            $ 5.5             $ 3.7             $ (0.1)             $ 9.1
      1996                                              9.1               2.9               (1.7)              10.3
      1997                                             10.3               7.4               (0.1)              17.6

Allowance for notes receivable
      1995                                              6.4               ---               (6.4)               ---
      1996                                              ---               0.4                 ---               0.4
      1997                                              0.4               0.2                 ---               0.6
------------------------------------------- ---------------- -- -------------- -- ---------------- -- --------------

(1) Charges to the accounts are for the purpose for which the reserves were created.
(2) The deferred tax asset valuation allowance has been omitted from this schedule because the required information is shown in the notes to the financial statements.