Form 10-Q
period 1998-03-27
HOST INTERNATIONAL INC /DE/
filed 1998-05-08
CIK 905042

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR TRANSITION PERIOD FROM ___________ TO ___________

                           COMMISSION FILE NO. 1-14040

                            HOST INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      52-1242334
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


       6600 ROCKLEDGE DRIVE
        BETHESDA, MARYLAND                                20817
---------------------------------------             ----------------
(Address of principal executive offices)                (Zip Code)

                                 (301) 380-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                                                       PAGE NO.
PART I.    FINANCIAL INFORMATION (UNAUDITED):

           Condensed Consolidated Statements of Operations -
             For the Twelve Weeks Ended March 27, 1998 and
             March 28, 1997                                              2

           Condensed Consolidated Balance Sheets -
             As of March 27, 1998 and January 2, 1998                    3

           Condensed Consolidated Statements of Cash Flows -
             For the Twelve Weeks Ended March 27, 1998 and
             March 28, 1997                                              4

           Condensed Consolidated Statement of Shareholder's
             Deficit - For the Twelve Weeks Ended March 27, 1998         5

           Notes to Condensed Consolidated Financial Statements          6-10

           Management's Discussion and Analysis of  Financial
             Condition and Results of Operations                        11-18

           Quantitative and Qualitative Disclosure about Market Risk     n/a

PART II.   OTHER INFORMATION AND SIGNATURE:

           Legal Proceedings                                             19

           Changes in Securities and Use of Proceeds                     19

           Defaults Upon Senior Securities                               19

           Submission of Matters to a Vote of Security Holders           19

           Other Information                                             19

           Exhibits and Reports on Form 8-K                              19

           Signature                                                     20

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS)

                                                                                            TWELVE WEEKS ENDED
                                                                                      -------------------------------
                                                                                        MARCH 27,      MARCH 28,
                                                                                           1998           1997
---------------------------------------------------------------------------------------------------------------------

REVENUES                                                                                    $252.0          $238.8
---------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Cost of sales                                                                             74.3            67.4
    Payroll and benefits                                                                      79.8            74.7
    Rent                                                                                      40.2            39.9
    Royalties                                                                                  5.2             4.6
    Depreciation and amortization                                                             11.1            11.2
    General and administrative                                                                13.6            12.5
    Other                                                                                     23.1            25.1
---------------------------------------------------------------------------------------------------------------------

       Total operating costs and expenses                                                    247.3           235.4
---------------------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                                                               4.7             3.4

    Interest expense                                                                          (9.2)           (9.2)
    Interest income                                                                            0.5             0.7
---------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                                                      (4.0)           (5.1)
Benefit for income taxes                                                                      (1.6)           (2.0)
---------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                    $ (2.4)         $ (3.1)
---------------------------------------------------------------------------------------------------------------------







           See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                  MARCH 27,           JANUARY 2,
                                                                                     1998                1998
------------------------------------------------------------------------------ ----------------- -- ----------------

                                   ASSETS

Current assets:
   Cash and cash equivalents                                                          $  43.4            $   60.3
   Accounts receivable, net                                                              18.8                23.3
   Inventories                                                                           37.5                38.5
   Deferred income taxes                                                                 13.0                12.9
   Prepaid rent                                                                           8.2                 7.0
   Other current assets                                                                   8.5                 6.2
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total current assets                                                                 129.4               148.2

Property and equipment, net                                                             257.0               252.5
Intangible assets                                                                        21.3                21.9
Deferred income taxes                                                                    55.2                55.3
Other assets                                                                             21.7                22.1
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total assets                                                                       $ 484.6             $ 500.0
------------------------------------------------------------------------------ ----------------- -- ----------------


                    LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
   Accounts payable                                                                   $  64.7             $  67.7
   Accrued payroll and benefits                                                          40.7                46.1
   Accrued interest payable                                                              13.5                 4.7
   Current portion of long-term debt                                                      1.1                 1.0
   Other current liabilities                                                             31.8                36.4
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total current liabilities                                                            151.8               155.9

Long-term debt                                                                          406.1               405.8
Other liabilities                                                                        45.3                49.6
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total liabilities                                                                    603.2               611.3

Common stock, no par value, 100 shares authorized,
   issued and outstanding                                                                 ---                 ---
Accumulated other comprehensive income                                                    0.1                (0.1)
Retained deficit                                                                       (118.7)             (111.2)
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total shareholder's deficit                                                         (118.6)             (111.3)
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total liabilities and shareholder's deficit                                        $ 484.6             $ 500.0
------------------------------------------------------------------------------ ----------------- -- ----------------


           See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

                                                                                        TWELVE WEEKS ENDED
                                                                               --------------------------------------
                                                                                  MARCH 27,            MARCH 28,
                                                                                    1998                 1997
------------------------------------------------------------------------------ -------------------- -----------------

OPERATING ACTIVITIES
   Net loss                                                                            $ (2.4)              $ (3.1)

   Adjustments to reconcile net income to cash from operations:
     Depreciation and amortization                                                       11.6                 11.6
     Amortization of deferred financing costs                                             0.3                  0.2
     Income taxes                                                                         ---                 (0.7)
     Other                                                                                1.8                  1.0
     Working capital changes:
       Decrease (increase) in accounts receivable                                         4.5                 (3.6)
       Decrease in inventories                                                            0.8                  2.0
       Increase in other current assets                                                  (3.9)                (1.5)
       Decrease in accounts payable and accruals                                         (5.4)               (12.6)
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash provided by (used in) operations                                                  7.3                 (6.7)

INVESTING ACTIVITIES
   Capital expenditures                                                                 (15.8)               (12.2)
   Other, net                                                                            (4.4)                (1.4)
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash used in investing activities                                                    (20.2)               (13.6)

FINANCING ACTIVITIES
   Repayments of long-term debt                                                          (0.4)                (0.2)
   Issuance of long-term debt                                                             0.9                  ---
   Dividend to Host Marriott Services Corporation                                        (4.7)                 ---
   Foreign currency translation adjustments                                               0.2                 (0.1)
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash used in financing activities                                                     (4.0)                (0.3)

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (16.9)               (20.6)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           60.3                 93.1
------------------------------------------------------------------------------ ----------------- -- -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 43.4               $ 72.5
------------------------------------------------------------------------------ ----------------- -- -----------------





           See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT (UNAUDITED) TWELVE WEEKS ENDED MARCH 27, 1998
(IN MILLIONS)

                                                                              ACCUMULATED
                                                                                 OTHER
                                                COMMON        RETAINED       COMPREHENSIVE
                                                 STOCK         DEFICIT           INCOME           TOTAL
-------------------------------------------- -------------- -------------- ------------------- -------------

Balance, January 2, 1998                        $    ---       $ (111.2)            $  (0.1)      $(111.3)
-------------------------------------------- -------------- -------------- ------------------- -------------

  Comprehensive loss:
     Net loss                                        ---           (2.4)                ---          (2.4)
     Foreign currency translation
      adjustments                                    ---            ---                 0.2           0.2
-------------------------------------------- -------------- -------------- --------------------------------
   Total comprehensive loss                          ---           (2.4)                0.2          (2.2)

  Dividend to Host Marriott
     Services Corporation                            ---           (4.7)                ---          (4.7)
  Deferred compensation                              ---           (0.4)                ---          (0.4)
-------------------------------------------- ---------------------------- ------------------- -------------

BALANCE, MARCH 27, 1998                         $    ---       $ (118.7)             $   0.1      $(118.6)
-------------------------------------------- -------------- -------------- ------------------- -------------









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

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1998 ("Form 10-K"). Capitalized terms not otherwise defined herein have the meanings specified in the Form 10-K.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of March 27, 1998 and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated. Certain reclassifications were made to the prior year financial statements to conform to the 1998 presentation.

2. The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998 and the adoption did not have a material effect on the Company's condensed consolidated financial statements. The Company adopted SFAS No. 129, "disclosure of Information about Capital Structure," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1997. The adoption of these standards did not have a material effect on the Company's 1997 consolidated financial statements. Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-Up Activities" were issued subsequent to the first quarter of 1998 and are required to be adopted in fiscal years beginning after December 15, 1998, with earlier adoption permitted. The Company will adopt SOP 98-1 and SOP 98-5 for its 1999 fiscal year and is currently evaluating the financial statement impact of the adoptions.

3. The Company has three reportable operating segments: airports, travel plazas and shopping malls and entertainment. The Company's management evaluates performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, unusual and extraordinary items, interest and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K. Financial information for the Company's three operating segments are provided in the following tables.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                             TWELVE WEEKS ENDED
                                                                  -----------------------------------------
                                                                       MARCH 27,            MARCH 28,
                 (IN MILLIONS)                                           1998                  1997
                 ------------------------------------------------------------------------------------------
                 REVENUES:
                   Airports                                                  $ 207.7              $ 197.9
                   Travel plazas                                                29.9                 28.4
                   Shopping malls
                     and entertainment                                          14.4                 12.5
                 ------------------------------------------------------------------------------------------
                 Total segment revenues                                      $ 252.0              $ 238.8
                 ------------------------------------------------------------------------------------------

                 OPERATING PROFIT (LOSS):(1)
                   Airports                                                  $  18.7              $  16.9
                   Travel plazas                                                (1.0)                (1.5)
                   Shopping malls
                     and entertainment                                           0.6                  0.5
                 ------------------------------------------------------------------------------------------
                 Total segment operating profit                              $  18.3              $  15.9
                 ------------------------------------------------------------------------------------------

                 (1)   Before general and administrative expenses.


                                                                       MARCH 27,            JANUARY 2,
                 (IN MILLIONS)                                            1998                 1998
                 ------------------------------------------------------------------------------------------

                 ASSETS:
                   Airports                                                   $ 291.4              $ 273.1
                   Travel plazas                                                 56.5                 59.2
                   Shopping malls
                     and entertainment                                           28.7                 32.9
                 ------------------------------------------------------------------------------------------
                 Total segment assets                                         $ 376.6              $ 365.2
                 ------------------------------------------------------------------------------------------


                  Reconciliations of segment data to the Company's consolidated data follow:

                                                                                TWELVE WEEKS ENDED
                                                                      -------------------------------------
                                                                         MARCH 27,           MARCH 28,
                 (IN MILLIONS)                                             1998                1997
                 ------------------------------------------------------------------------------------------

                 OPERATING PROFIT:
                   Segments                                                   $ 18.3               $ 15.9
                   General and administrative expenses                         (13.6)               (12.5)
                 ------------------------------------------------------------------------------------------
                 Total operating profit                                       $  4.7               $  3.4
                 ------------------------------------------------------------------------------------------


                                                                         MARCH 27,          JANUARY 2,
                 (IN MILLIONS)                                             1998                1998
                 ------------------------------------------------------------------------------------------

                 ASSETS:
                   Segments                                                   $ 376.6              $ 365.2
                   Corporate and other(1)                                       108.0                134.8
                 ------------------------------------------------------------------------------------------
                 Total assets                                                 $ 484.6              $ 500.0
                 ------------------------------------------------------------------------------------------

                (1)The  majority  of the  decrease  in  corporate  and other was related to a decrease in corporate cash concentration accounts with a significant amount related to dividends to Host Marriott Services to fund treasury stock purchases.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



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


SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                 TWELVE WEEKS ENDED MARCH 27, 1998
----------------------------------------- ---------------------------------------------------------------------------------
                                                        GUARANTOR      NON-GUARANTOR      ELIMINATIONS &
(IN MILLIONS)                               PARENT    SUBSIDIARIES      SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Revenues                                   $   ---        $ 220.4               $31.6            $   ---          $252.0
Operating costs and expenses                   ---          217.2                30.1                ---           247.3
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Operating profit                               ---            3.2                 1.5                ---             4.7
Interest expense                              (9.0)          (9.2)                ---                9.0            (9.2)
Interest income                                0.5            ---                 ---                ---             0.5
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

 Income (loss) before income taxes            (8.5)          (6.0)                1.5                9.0            (4.0)
Provision (benefit) for income taxes          (3.4)          (2.4)                0.6                3.6            (1.6)
Equity interest in affiliates                  2.7            ---                 ---               (2.7)            ---
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Net income (loss)                           $ (2.4)       $  (3.6)             $  0.9             $  2.7          $ (2.4)
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------




                                                                 TWELVE WEEKS ENDED MARCH 28, 1997
----------------------------------------- ---------------------------------------------------------------------------------
                                                        GUARANTOR      NON-GUARANTOR      ELIMINATIONS &
(IN MILLIONS)                               PARENT    SUBSIDIARIES      SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------
Revenues                                   $   ---         $207.5               $31.3             $  ---         $ 238.8
Operating costs and expenses                   ---          207.8                27.6                ---           235.4
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Operating profit (loss)                        ---           (0.3)                3.7                ---             3.4
Interest expense                              (9.0)          (9.2)                ---                9.0            (9.2)
Interest income                                0.7            ---                 ---                ---             0.7
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Income (loss) before income taxes             (8.3)          (9.5)                3.7                9.0            (5.1)
Provision (benefit) for income taxes          (3.3)          (3.8)                1.5                3.6            (2.0)
Equity interest in affiliates                  1.9            ---                 ---               (1.9)            ---
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Net income (loss)                          $  (3.1)        $ (5.7)              $ 2.2              $ 3.5          $ (3.1)
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

                                                                           MARCH 27, 1998
---------------------------------------- -----------------------------------------------------------------------------------
                                                       GUARANTOR       NON-GUARANTOR      ELIMINATIONS &
(IN MILLIONS)                              PARENT     SUBSIDIARIES      SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------
Current assets:
   Cash and cash equivalents              $  26.2         $  16.1               $  1.1          $    ---          $  43.4
   Other current assets                       ---            78.8                  7.2               ---             86.0
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------
   Total current assets                      26.2            94.9                  8.3               ---            129.4

Property and equipment, net                   ---           229.4                 27.6               ---            257.0
Other assets                                  ---            97.8                  0.4               ---             98.2
Investments in subsidiaries                 255.2             ---                  ---            (255.2)             ---
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------

Total Assets                              $ 281.4         $ 422.1              $  36.3           $(255.2)         $ 484.6
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------

Current liabilities:
   Accounts payable                      $    ---         $  58.6              $   6.1          $    ---          $  64.7
   Accrued payroll and benefits               ---            40.7                  ---               ---             40.7
   Other current liabilities                  ---            42.9                  3.5               ---             46.4
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------
   Total current liabilities                  ---           142.2                  9.6               ---            151.8

Long-term debt                              400.0           405.2                  0.9            (400.0)           406.1
Other liabilities                             ---            37.7                  ---               7.6             45.3
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------

   Total Liabilities                        400.0           585.1                 10.5            (392.4)           603.2

Owner's equity (deficit)                   (118.6)         (163.0)                25.8             137.2           (118.6)
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------

Total Liabilities and Owner's Deficit     $ 281.4         $ 422.1              $  36.3           $(255.2)         $ 484.6
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------


                                                                          JANUARY 2, 1998
---------------------------------------- -----------------------------------------------------------------------------------
                                                       GUARANTOR       NON-GUARANTOR      ELIMINATIONS &
(IN MILLIONS)                              PARENT     SUBSIDIARIES      SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------
Current assets:
   Cash and cash equivalents              $  31.8         $  27.2              $  1.3           $    ---          $  60.3
   Other current assets                       ---            80.7                 7.2                ---             87.9
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------
   Total current assets                      31.8           107.9                 8.5                ---            148.2

Property and equipment, net                   ---           225.4                27.1                ---            252.5
Other assets                                  ---            99.0                 0.3                ---             99.3
Investments in subsidiaries                 256.9             ---                 ---             (256.9)             ---
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------

Total Assets                              $ 288.7         $ 432.3              $ 35.9            $(256.9)         $ 500.0
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------

Current liabilities:
   Accounts payable                      $    ---         $  60.1               $ 7.6           $    ---          $  67.7
   Accrued payroll and benefits               ---            46.1                 ---                ---             46.1
   Other current liabilities                  ---            38.3                 3.8                ---             42.1
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------
   Total current liabilities                  ---           144.5                11.4                ---            155.9

Long-term debt                              400.0           405.8                 ---             (400.0)           405.8
Other liabilities                             ---            41.7                 ---                7.9             49.6
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------

   Total Liabilities                        400.0           592.0                11.4             (392.1)           611.3

Owner's equity (deficit)                   (111.3)         (159.7)               24.5              135.2           (111.3)
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------

Total Liabilities and Owner's Deficit     $ 288.7         $ 432.3              $ 35.9            $(256.9)         $ 500.0
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                    TWELVE WEEKS ENDED MARCH 27, 1998
------------------------------------------------ -------------------------------------------------------------------------
                                                                                  NON-      ELIMINATIONS
                                                                GUARANTOR      GUARANTOR          &
(IN MILLIONS)                                      PARENT      SUBSIDIARIES   SUBSIDIARIES   ADJUSTMENTS    CONSOLIDATED
------------------------------------------------ ------------ --------------- ------------- -------------- ---------------
Cash (used in) provided by operations               $ (8.2)        $   6.7       $   0.6         $   8.2       $    7.3
------------------------------------------------ ------------ --------------- ------------- -------------- ---------------

Investing activities:
   Capital expenditures                                ---           (14.3)         (1.5)           ---           (15.8)
   Other                                               ---            (4.4)          0.2           (0.2)           (4.4)
   Advances (to) from subsidiaries                     2.6             5.8          (0.2)          (8.2)            ---
------------------------------------------------ ------------ --------------- ------------- -------------- ---------------
   Cash provided by (used in)
      investing activities                             2.6           (12.9)         (1.5)          (8.4)          (20.2)
------------------------------------------------ ------------ --------------- ------------- -------------- ---------------

Financing activities:
   Repayments of debt                                  ---            (0.4)          ---            ---            (0.4)
   Issuance of debt                                    ---             ---           0.9            ---             0.9
   Foreign exchange translation
     adjustments                                       ---             0.2           ---            ---             0.2
   Dividend to Host Marriott
     Services Corporation                              ---            (4.7)          ---            ---            (4.7)
   Partnership contributions
     (distributions), net                              ---             ---          (0.2)           0.2             ---
------------------------------------------------ ------------ --------------- ------------- -------------- ---------------
   Cash (used in) provided by financing                ---            (4.9)          0.7            0.2            (4.0)
activities
------------------------------------------------ ------------ --------------- ------------- -------------- ---------------

Decrease in cash and cash equivalents               $ (5.6)         $(11.1)        $(0.2)       $   ---        $  (16.9)
------------------------------------------------ ------------ --------------- ------------- -------------- ---------------


                                                                    TWELVE WEEKS ENDED MARCH 28, 1997
------------------------------------------------ -------------------------------------------------------------------------
                                                                                 NON-        ELIMINATIONS
                                                                GUARANTOR      GUARANTOR          &
(IN MILLIONS)                                      PARENT     SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
------------------------------------------------------------ -------------- -------------- --------------- --------------

Cash (used in) provided by operations               $ (8.1)        $(11.6)         $ 4.9          $  8.1        $  (6.7)
------------------------------------------------ ------------ -------------- -------------- --------------- --------------

Investing activities:
   Capital expenditures                                ---          (11.2)          (1.0)            ---          (12.2)
   Other                                               ---           (1.4)           0.5            (0.5)          (1.4)
   Advances (to) from subsidiaries                   (25.7)          38.6           (4.8)           (8.1)           ---
------------------------------------------------ ------------ -------------- -------------- --------------- --------------
   Cash (used in) provided by
     investing activities                            (25.7)          26.0           (5.3)           (8.6)         (13.6)
------------------------------------------------ ------------ -------------- -------------- --------------- --------------

Financing activities:
   Repayments of debt                                  ---           (0.2)           ---             ---           (0.2)
   Foreign exchange translation
     adjustments                                       ---           (0.1)           ---             ---           (0.1)
   Partnership contributions
       (distributions), net                            ---            ---           (0.5)            0.5            ---
------------------------------------------------ ------------ -------------- -------------- --------------- --------------
   Cash used in financing activities                   ---           (0.3)          (0.5)            0.5           (0.3)
------------------------------------------------ ------------ -------------- -------------- --------------- --------------

(Decrease) increase in cash and
     cash equivalents                               $(33.8)        $ 14.1         $ (0.9)          $ ---        $ (20.6)
------------------------------------------------ ------------ -------------- -------------- --------------- --------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company manages travel plaza concessions contracts on six tollroads for Host Marriott Tollroads, Inc. (a wholly-owned subsidiary of Host Marriott Services Corporation). Base management fees related to these travel plaza contracts are based on a percentage of total revenues generated by each of the travel plazas, with additional incentive management fees determined as a percentage of available cash flow.

REVENUES. Revenues for the twelve weeks ("quarter") ended March 27, 1998 increased by 5.5% to $252.0 million from the same period in 1997, with revenue growth experienced in all business lines. The increase in revenues was driven by solid performance in comparable domestic airport concessions operations, an increase in customer traffic on tollroads and the opening of two new mall contracts in the fourth quarter of 1997. The increase was partially offset by decreased revenues at noncomparable domestic airport contracts, which include Chicago, St. Louis and Columbus, as well as foreign currency translations.

                                                                                   TWELVE WEEKS ENDED
                                                                               ----------------------------
                                                                                 MARCH 27,     MARCH 28,
         (IN MILLIONS)                                                              1998         1997
         --------------------------------------------------------------------------------------------------

         REVENUES BY BUSINESS LINE
             AIRPORTS:
                Domestic                                                              $193.7       $184.9
                International                                                           14.0         13.0
         --------------------------------------------------------------------------------------------------
                   Total airports                                                      207.7        197.9
         --------------------------------------------------------------------------------------------------
             TRAVEL PLAZAS                                                              29.9         28.4
             SHOPPING MALLS AND ENTERTAINMENT                                           14.4         12.5
         --------------------------------------------------------------------------------------------------

             Total revenues                                                           $252.0       $238.8
         --------------------------------------------------------------------------------------------------


The Company's diversified branded concept portfolio, which consists of over 80 internationally known brands, regional specialty concepts and proprietary concepts, is a unique competitive advantage in the marketplace. Brand awareness, customer familiarity with product offerings, and the perception of superior value and consistency are all factors contributing to higher revenue per enplaned passenger ("RPE") in branded facilities. Branded revenues increased 14.4% for the first quarter of 1998 compared to a year ago, the majority of which related to the continued expansion of branded revenues at airports and revenues from new shopping mall food courts, which consist primarily of branded food and beverage. Branded revenues in all of the Company's venues have grown at a compound annual growth rate of 18.2% over the last three fiscal years. The Company's exposure to any one brand is limited given the diversity of brands that are offered and given that no single branded concept accounts for more than 10% of total revenues.

AIRPORTS
Airport concession revenues were up 5.0% to $207.7 million for the first quarter of 1998 compared to a year ago. Domestic airport concession revenues were up 4.8% and international airport revenues were up 7.8% for the first quarter of 1998. The opening of the Montreal International Airport - Dorval in Canada during the second quarter of 1997 contributed significantly to the increase in international airport revenues, which was partially offset by the negative impact of exchange rate fluctuations and weak enplanements stemming from the Asian economic situation in the first quarter of 1998.

Comparable domestic airport contracts exclude the negative impact of exited contracts, contracts with significant changes in scope of operation and contracts undergoing significant construction of new facilities, as well as, the positive impact of new contracts. During the first quarter of 1998, the Chicago, St. Louis and Columbus airport contracts were considered noncomparable. Revenue growth at comparable domestic airport locations grew a solid 6.8% over the first quarter of 1997. Revenue growth at comparable domestic airports, which comprise over 90%

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


of total airport revenues, was impacted during the first quarter by slower growth in airline traffic. Passenger enplanements at comparable domestic airports were up an estimated 1.2% over last year's first quarter. In March 1998, the FAA forecasted annual U.S. passenger enplanement growth of U.S. carriers of 3.7% through the year 2009. First quarter 1998 results were below the FAA's long range forecast.

RPE grew 5.6% at the Company's comparable domestic airport locations in the first quarter of 1998 over last year. The growth in RPE can be attributed to the continued addition of branded locations, some selective moderate increases in menu prices and various real estate maximization efforts. Strong RPE growth of 5.6% was achieved despite disruption to business from planned construction projects in several comparable domestic airport locations, including Minneapolis/St. Paul, Cleveland and Los Angeles, where the Company is introducing branded concepts. Branded revenues in airports showed an increase of 13.6% when comparing the first quarter of 1998 to the same period in 1997. Airport branded revenues in the first quarter increased to $62.0 million, or 29.8% of total airport revenues, compared with $54.6 million, or 27.6% of total airport revenues, in the first quarter of 1997.

During the first quarter of 1998, the Company announced a new domestic airport contract at the Southwest Florida International Airport in Fort Myers. This ten year contract is for the development and operation of 16,000 square feet of food and beverage concessions space throughout the airport's main terminal and its two concourses.

Also  during  the  first  quarter  of  1998,  the  Company   announced   several
international concession facilities at Kuala Lumpur International Airport and Vancouver International Airport.

The new Kuala Lumpur airport complex is scheduled to open in the first half of 1998. The Company, along with its 51% Malaysian joint venture partner, Dewina Berhad, was awarded several facilities at the airport. The joint venture will operate over 8,000 square feet of food and beverage concessions space and will feature a mixture of international and local brand offerings. This contract is the Company's first Southeast Asian contract, a key step in establishing the Company's presence in Southeast Asia.

The  Company  was  awarded  two  new  concession  facilities  at  the  Vancouver
International Airport, adding to the Company's existing operations in the domestic terminal. The new facilities include a Bar and Grill concept and a Starbucks Coffee location. This airport was the Company's first Canadian airport contract, and since its opening, the Company has received several awards on the design of the food and beverage and retail operations at the airport.

Subsequent to the end of the first quarter of 1998, the Company announced that it has been selected as the food and beverage master developer/operator at the Miami International Airport, until the year 2007. The new contract is for the development and operation of more than 56,000 square feet of food and beverage space located throughout nine concourses and the main terminal of the airport. Prior to this award, the Company operated the existing generic facilities for Dade County under a management agreement and recorded management fees. The Company will record revenues and operating profit under the new agreement. When the facilities are completed in 2000, the estimated annualized revenues are expected to be approximately $30.0 million.

TRAVEL PLAZAS
Travel plaza concession revenues for the first quarter of 1998 were up 5.4% to $27.5 million when compared to the same period in 1997. In addition, travel plaza management fee income for the first quarter of 1998 increased 4.3% to $2.4 million compared to the first quarter of last year. Travel plaza revenue growth resulted from increased tollroad traffic due to low gasoline prices and favorable winter weather in the northeast, as well as moderate increases in menu prices. Low gasoline prices, higher household income and record-high consumer confidence have led the Energy Department to forecast strong growth in vehicle miles traveled for this summer.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


SHOPPING MALLS AND ENTERTAINMENT
Shopping malls and entertainment concession revenues, primarily consisting of merchandise, food and beverage sales at food courts in shopping malls, stadiums, arenas, and other tourist attractions, increased by 15.2% to $14.4 million for the first quarter of 1998 when compared with the first quarter of 1997. This increase can be attributed to the opening of the Grapevine Mills Mall and the Vista Ridge Mall in the fourth quarter of 1997.

Subsequent to the end of the first quarter of 1998, the Company announced its first mall food court project with Chelsea GCA Realty, Inc. to master lease 13,000 square feet of food and beverage facilities, including a food court and a 500 seat common area, at the Leesburg Corner Premium Outlets in Virginia. The upscale outlet center will be built in three phases with the first phase scheduled to open in the fall of 1998.

OPERATING COSTS AND EXPENSES. The Company's total operating costs and expenses were $247.3 million for the first quarter of 1998, or 98.1% of total revenues, compared with $235.4 million for the first quarter of 1997, or 98.6% of total revenues. The improved operating profit margin of 50 basis points reflects operating leverage benefits derived from revenue growth and reduced costs, primarily in other operating expenses.

Cost of sales for the first quarter of 1998 increased 10.2% to $74.3 million when compared to the first quarter of 1997. Cost of sales as a percentage of total revenues increased 130 basis points during the first quarter of 1998. The margin is influenced by temporary changes in merchandise product mix from low to higher margin goods at existing locations, as well as start-up activities at new food and beverage concepts that result in product waste.

Payroll and benefits totaled $79.8 million during the first quarter of 1998, a 6.8% increase over the first quarter of 1997. Payroll and benefits as a percentage of total revenues for the first quarter of 1998 increased 40 basis points to 31.7% as a result of staffing initiatives (such as the Store Manager Program) put in place to increase revenues and decrease other cost areas.

Rent expense totaled $40.2 million for the first quarter of 1998, an increase of 0.8% above the first quarter of 1997. Rent expense as a percentage of total revenues improved 70 basis points and can be attributed to sales increases on contracts with fixed rental rates, as well as new or renewed contracts with favorable rent margins.

Royalties expense for the first quarter of 1998 increased by 13.0% to $5.2 million when compared with the first quarter of 1997. As a percentage of total revenues, royalties expense increased by 20 basis points for the first quarter of 1998. The increase in royalties expense reflects the Company's continued introduction of branded concepts to its concessions operations. Royalties expense as a percentage of branded sales totaled 6.0% and 6.4% in the first quarter of 1998 and 1997, respectively. This margin decrease was attributable to the addition of branded concepts with lower-than-average royalty percentages. Branded facilities generate higher sales per square foot and contribute toward increased RPE, which offset royalty payments required to operate the concepts.

Depreciation  and  amortization  expense,  excluding  $0.5  million of corporate depreciation on property and equipment which is included as a component of general and administrative expenses, was $11.1 million for the first quarter of 1998, compared to $11.2 million, excluding $0.4 million of corporate depreciation on property and equipment, for the first quarter of 1997. Increased depreciation from new contracts were offset by lower depreciation related to the write-down of one impaired airport unit in the fourth quarter of 1997 and the amortization of pre-opening costs in the first quarter of 1997 related to mall contracts.

General and administrative expenses were $13.6 million for the first quarter of 1998, an increase of 8.8% from a year ago. This increase was primarily attributable to the addition of corporate resources in accounting, systems, business development and strategic planning and marketing to focus on growth initiatives in the Company's core markets and new venues, as well as increased consulting costs associated with systems initiatives.

Other operating expenses, which includes utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, were $23.1 million for the first quarter of 1998, a 8.0% decrease from the $25.1

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


million reported in the first quarter of 1997. As a percentage of total revenues, other operating expenses improved 130 basis points for the first quarter of 1998 when compared with the same period in 1997. The majority of this improvement was due to lower supplies, utilities and service contract expenses.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased to $4.7 million or 1.9% of revenues for the first quarter of 1998, from $3.4 million or 1.4% of revenues for the first quarter of 1997. Operating profit margins improved in all business lines, despite international airport results being negatively impacted by exchange rate fluctuations and weak enplanements stemming from the Asian economic situation.

                                                                                 TWELVE WEEKS ENDED
                                                                             ---------------------------
                                                                               MARCH 27,    MARCH 28,
        (IN MILLIONS)                                                            1998         1997
        ------------------------------------------------------------------------------------------------
        OPERATING PROFIT (LOSS) BY BUSINESS LINE (1)
            AIRPORTS:
               Domestic                                                           $ 18.5       $ 16.5
               International                                                         0.2          0.4
        ------------------------------------------------------------------------------------------------
                  Total airports                                                    18.7         16.9
        ------------------------------------------------------------------------------------------------
            TRAVEL PLAZAS                                                           (1.0)        (1.5)
            SHOPPING MALLS AND ENTERTAINMENT                                         0.6          0.5
        ------------------------------------------------------------------------------------------------

            Total operating profit                                                $ 18.3       $ 15.9
        ------------------------------------------------------------------------------------------------

        (1)  Before general and administrative expenses


Airport operating profit, before general and administrative expenses, was 9.0% of airport revenues for the first quarter of 1998 as compared with 8.5% of airport revenues for the first quarter of 1997. Travel plaza operating loss, before general and administrative expenses, improved to 3.3% for the first quarter of 1998 compared with 5.3% for the first quarter of last year. Operating profit for shopping malls and entertainment, excluding general and administrative expenses, improved 20 basis points to 4.2% for the first quarter of 1998.

INTEREST EXPENSE. Interest expense remained flat at $9.2 million for the first quarter of 1998 and 1997, reflecting the 9.5% fixed rate of interest on the $400 million of Senior Notes.

INTEREST INCOME. Interest income decreased to $0.5 million for the first quarter of 1998 compared with $0.7 million in the first quarter of last year. Cash balances during the first quarter of 1997 were temporarily higher due to a transition to a new financial system at year-end 1996. This transition resulted in beginning cash balances being higher than the Company's normal seasonal level.

INCOME TAXES. The benefit for income taxes for the first quarter of 1998 and 1997 was $1.6 million and $2.0 million, respectively, reflecting an effective tax rate of 39.5% for both quarters.

NET LOSS. The Company's net loss for the first quarter of 1998 decreased 22.6% to $2.4 million compared with a net loss of $3.1 million for the first quarter of 1997. The decrease in net loss for the first quarter of 1998 reflects improved operating performance.

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

The Company's Senior Notes, which will mature in May 2005, were issued at par and have a fixed coupon rate of 9.5%. The Senior Notes can be called beginning in May 2000 at a price of 103.56%, declining to par in March 2003.

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

The Senior Notes are secured by a pledge of stock and are fully and unconditionally guaranteed on a joint and several basis by certain subsidiaries (the "Guarantors") of the Company. The indenture governing the Senior Notes (the "Indenture") contains covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell capital stock of the Guarantors, and enter into certain mergers and consolidations.

The First National Bank of Chicago, as agent for a group of participating lenders, has provided credit facilities (the "Facilities") to the Company consisting of a $75.0 million revolving credit facility (the "Revolver Facility") and a $25.0 million letter of credit facility. During 1997, the Company negotiated several enhancements to the Facilities. The enhancements increased the aggregate availability and extended the maturity of the Facilities from $75.0 million through 2001 to $100.0 million through April 2002 (the "Total Commitment"). The $75.0 million Revolver Facility provides for working capital and general corporate purposes other than hostile acquisitions. The $25.0 million letter of credit facility provides for the issuance of financial and nonfinancial letters of credit. Any borrowings under the Facilities are senior obligations of the Company and are secured by Host Marriott Services' pledge of, and a first perfected security interest in, all of the capital stock of the Company and certain of its subsidiaries.

The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Senior Notes Indenture, except that dividends payable to Host Marriott Services are limited to 25% of the Company's consolidated net income, as defined in the loan agreement. During the first quarter of 1998 and in compliance with the Facilities, the Company paid dividends to Host Marriott Services in the amount of $4.7 million. The enhancements to the Facilities during 1997 eliminated the Revolver Facility's annual 30-day repayment provision. The loan agreements also contain certain financial ratio and capital expenditure covenants. Any indebtedness outstanding under the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, or the occurrence of certain events of default under the Senior Notes Indenture. As of March 27, 1998 and throughout the twelve weeks ended March 27, 1998, there was no outstanding indebtedness under the Revolver Facility and the Company was in compliance with the covenants described above.

The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations,

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


before changes in working capital and income taxes, totaled $11.3 million for the first quarter of 1998 as compared with $9.7 million for the same period in 1997.

The primary use of cash in investing activities consists of capital expenditures. The Company incurs capital expenditures to build out new facilities, including growth initiatives, to expand or reposition existing facilities and to maintain the quality and operations of existing facilities. The Company's capital expenditures in the first quarter of 1998 and 1997 totaled $15.8 million and $12.2 million, respectively. For the entire fiscal year of 1998, the Company presently expects to make capital expenditure investments of approximately $60 million in its core markets (domestic airport and travel plaza business lines) and $15.0 million in growth markets (international airports, food courts in U.S. shopping malls and other venues). The timing of actual capital expenditures can vary from expected timing due to project scheduling and delays inherent in the construction and approval process. The Company expects to fund 1998 expenditures with its operating cash flow.

The Company's cash used in financing activities in the first quarter of 1998 was $4.0 million, compared with cash used in financing activities of $0.3 million for the same period in 1997. The majority of cash used in financing activities during the first quarter of 1998 was attributable to $4.7 million of dividends paid to Host Marriott Services.

Working capital is managed throughout the year to effectively maximize the financial returns to the Company. If needed, the Company's Revolver Facility provides funds for liquidity, seasonal borrowing needs and other general corporate purposes.

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased $1.5 million, or 9.4%, to $17.4 million in the first quarter of 1998. The EBITDA margin improved 20 basis points to 6.9% of revenues, up from 6.7% in the first quarter of 1997. The Company's cash interest coverage ratio (defined as EBITDA to interest expense less amortization of deferred financing costs) was 3.2 to
1.0 in the first quarter of 1998 compared with 3.0 to 1.0 for the same period in 1997. The Company believes that EBITDA is one meaningful measure of its operating performance and is used by certain investors to estimate the Company's ability to service debt, fund capital investments and expand its business. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP"). The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

The following is a reconciliation of net loss to EBITDA:

                                                                                   TWELVE WEEKS ENDED
                                                                                ---------------------------
                                                                                  MARCH 27,     MARCH 28,
           (IN MILLIONS)                                                            1998          1997
           ---------------------------------- --------- --------- ------------- -------------- ------------

           NET LOSS                                                                  $ (2.4)      $ (3.1)
           Interest expense (1)                                                         9.2          9.2
           Benefit for income taxes                                                    (1.6)        (2.0)
           Depreciation and amortization                                               11.6         11.6
           Other non-cash items                                                         0.6          0.2
           ---------------------------------- --------- --------- ------------- -------------- ------------

           EBITDA                                                                    $ 17.4       $ 15.9
           ---------------------------------- --------- --------- ------------- -------------- ------------

         (1) Amortization of deferred financing costs of $0.3 million and $0.2 million for the first quarter of 1998 and 1997, respectively, is included as a component of interest expense.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED



IMPAIRMENTS OF LONG-LIVED ASSETS

Effective September 9, 1995, the Company adopted SFAS No. 121, which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the estimated undiscounted future cash flows of the asset. In adopting SFAS No. 121 (and thereby changing its method of measuring long-lived asset impairments from a business-line basis to an individual operating-unit basis), the Company wrote down the assets (primarily leasehold improvements and equipment) of 14 individual operating units to the extent the carrying value of the assets exceeded the fair value of the assets in 1995. Eleven of the fourteen units had projected cash flow deficits, and, accordingly the assets of these units were written-off in their entirety. The remaining three units had projected positive cash flows and the assets were partially written down to their estimated fair values.

During 1996 and 1997, 6 of the original 14 impaired units were either disposed of or the lease term expired. As of March 27, 1998 and as a result of improved operating performance, the remaining eight operating units had projected positive cash flows of approximately $1.2 million (including operating cash flows and necessary capital expenditures) over the remaining weighted-average life of the contracts of 3.1 years.


DEFERRED INCOME TAXES

Realization of the net deferred tax assets totaling $68.2 million as of March 27, 1998, is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at March 27, 1998. Management anticipates that increases in taxable income will arise in future periods primarily as a result of the Company's growth strategies and reduced operating costs resulting from several strategic initiatives and ongoing improvements to the Company's business processes. The anticipated improvement in operating results is expected to increase the taxable income base to a level that would allow realization of the existing net deferred tax assets within nine to twelve years. During the third quarter of 1997, the Company recorded a $1.9 million benefit to recognize certain tax credits that were previously considered unrealizable.

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


FORWARD LOOKING STATEMENTS

This report, the Company's other reports filed with the Securities and Exchange Commission or furnished to shareholders and its public statements and press releases may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning the Company's outlook for 1998 and beyond; the growth in total revenue in 1998 and subsequent years; the amount of additional revenues expected from new domestic and international airports and domestic shopping mall food court contracts that were added in 1997 or that are expected to be added or renewed in 1998 and subsequent years;
anticipated retention rates of existing contracts in core business lines; capital spending plans; projected cash flows from certain operating units; business strategies and their anticipated results; and similar statements concerning future events and expectations that are not historical facts. These forward-looking statements are subject to numerous risks and uncertainties, including the effects of seasonality, airline and tollroad industry fundamentals and general economic conditions (including the current economic downturn in Asia), competitive forces within the food, beverage and retail

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


concessions industries, the availability of cash flow to fund future capital expenditures, government regulation and the potential adverse impact of the Year 2000 issue on operations. For further information concerning risks applicable to the Company's operations, see the Company's Form 10-K. Forward-looking statements are inherently uncertain, and investors must recognize that actual results could differ materially from those expressed or implied by the statements.


OTHER MATTERS

The Company is currently working to resolve the potential impact of the Year 2000 on the Company's operations. An action plan consisting of three phases was formulated in 1997 and phase one was completed in the first quarter of 1998. The first phase consisted of a formulation of an overall assessment of the issues and documentation of an action plan. Full completion of the action plan should occur in 1999. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or computer hardware and electronic equipment that have time-sensitive software or computer chips may recognize a date using "00" as a date other than the Year 2000, which could result in miscalculations or system failures. If the Company, its customers or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company is devoting resources to resolve all significant Year 2000 issues in a timely manner as they are identified. The Company revised its estimates and currently anticipates the cost of funding its Year 2000 systems compliance program will total approximately $1.5 million in 1998, $1.5 million in 1999 and $0.5 million in 2000. Additionally, final remediation may require further capital investments to replace equipment and software.

In addition to the risks noted above, the Company's operations may also be affected by Year 2000 issues facing the Federal Aviation Administration related to air traffic control and security systems used in airports. These issues could potentially lead to degraded flight safety, grounded or delayed flights, increased airline costs and customer inconvenience. Since the Company is not responsible for addressing these issues, it cannot control or predict the impact on future operations of the Year 2000 as it pertains to air traffic control and airport security systems.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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



                                                HOST INTERNATIONAL, INC.


        MAY 8, 1998                               /S/  BRIAN W. BETHERS
--------------------------                 ------------------------------------
            Date                           Brian W. Bethers
                                           Vice President (Principal Financial
                                              Officer and Director)