Form 10-Q
period 1998-06-19
HOST INTERNATIONAL INC /DE/
filed 1998-07-31
CIK 905042

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 19, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR TRANSITION PERIOD FROM ___________ TO ___________

                          COMMISSION FILE NO. 33-95060

                            HOST INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                    52-1242334
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


        6600 ROCKLEDGE DRIVE
         BETHESDA, MARYLAND                                 20817
----------------------------------------                 -----------
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

                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION (UNAUDITED):

         Condensed Consolidated Statements of Operations -
           For the Twelve Weeks and Twenty-Four Weeks Ended
           June 19, 1998 and June 20, 1997                                   2

         Condensed Consolidated Balance Sheets -
           As of June 19, 1998 and January 2, 1998                           3

         Condensed Consolidated Statements of Cash Flows -
           For the Twenty-Four Weeks Ended June 19, 1998
           and June 20, 1997                                                 4

         Condensed Consolidated Statement of Shareholder's Deficit -
           For the Twenty-Four Weeks Ended June 19, 1998                     5

         Notes to Condensed Consolidated Financial Statements             6-11

         Management's Discussion and Analysis of  Financial Condition
           and Results of Operations                                     12-21

         Quantitative and Qualitative Disclosure About Market Risk         n/a

PART II. OTHER INFORMATION AND SIGNATURE:

         Legal Proceedings                                                  22

         Changes in Securities and Use of Proceeds                          22

         Defaults Upon Senior Securities                                    22

         Submission of Matters to a Vote of Security Holders                22

         Other Information                                                  22

         Exhibits and Reports on Form 8-K                                   22

         Signature                                                          23

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS)

                                                            TWELVE WEEKS ENDED           TWENTY-FOUR WEEKS ENDED
                                                      ------------------------------- -------------------------------
                                                         JUNE 19,       JUNE 20,         JUNE 19,       JUNE 20,
                                                           1998           1997             1998           1997
---------------------------------------------------------------------------------------------------------------------

REVENUES                                                     $288.7         $259.9          $540.7          $498.7
---------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Cost of sales                                              83.7           74.9           158.0           142.3
    Payroll and benefits                                       84.5           77.0           164.3           151.7
    Rent                                                       44.7           41.0            84.9            80.9
    Royalties                                                   6.0            5.2            11.2             9.8
    Depreciation and amortization                              12.5           11.1            23.6            22.3
    General and administrative                                 13.5           12.0            27.1            24.5
    Other                                                      26.0           23.0            49.1            48.1
---------------------------------------------------------------------------------------------------------------------

       Total operating costs and expenses                     270.9          244.2           518.2           479.6
---------------------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                               17.8           15.7            22.5            19.1

    Interest expense                                           (9.2)          (9.2)          (18.4)          (18.4)
    Interest income                                             0.2            0.8             0.7             1.5
---------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                      8.8            7.3             4.8             2.2
Provision for income taxes                                      3.2            2.9             1.6             0.9
---------------------------------------------------------------------------------------------------------------------

NET INCOME                                                   $  5.6         $  4.4          $  3.2          $  1.3
---------------------------------------------------------------------------------------------------------------------






            See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                   JUNE 19,           JANUARY 2,
                                                                                     1998                1998
------------------------------------------------------------------------------ ----------------- -- ----------------

                                   ASSETS

Current assets:
   Cash and cash equivalents                                                          $  38.4            $   60.3
   Accounts receivable, net                                                              20.6                23.3
   Inventories                                                                           39.2                38.5
   Deferred income taxes                                                                 12.9                12.9
   Prepaid rent                                                                           8.2                 7.0
   Other current assets                                                                   6.7                 6.2
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total current assets                                                                 126.0               148.2

Property and equipment, net                                                             265.3               252.5
Intangible assets                                                                        21.9                21.9
Deferred income taxes                                                                    56.4                55.3
Other assets                                                                             23.2                22.1
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total assets                                                                       $ 492.8             $ 500.0
------------------------------------------------------------------------------ ----------------- -- ----------------


                    LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
   Accounts payable                                                                   $  64.9             $  67.7
   Accrued payroll and benefits                                                          47.0                46.1
   Accrued interest payable                                                               3.3                 4.7
   Current portion of long-term debt                                                      1.0                 1.0
   Other current liabilities                                                             38.4                36.4
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total current liabilities                                                            154.6               155.9

Long-term debt                                                                          406.0               405.8
Other liabilities                                                                        47.0                49.6
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total liabilities                                                                    607.6               611.3

Common stock, no par value, 100 shares authorized,
   issued and outstanding                                                                 ---                 ---
Accumulated other comprehensive income                                                   (0.2)               (0.1)
Retained deficit                                                                       (114.6)             (111.2)
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total shareholder's deficit                                                         (114.8)             (111.3)
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total liabilities and shareholder's deficit                                        $ 492.8             $ 500.0
------------------------------------------------------------------------------ ----------------- -- ----------------


            See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

                                                                                      TWENTY-FOUR WEEKS ENDED
                                                                               --------------------------------------
                                                                                  JUNE 19,             JUNE 20,
                                                                                    1998                 1997
------------------------------------------------------------------------------ ----------------- -- -----------------

OPERATING ACTIVITIES
   Net income                                                                          $  3.2               $  1.3

   Adjustments to reconcile net income to cash from operations:
     Depreciation and amortization                                                       24.6                 23.1
     Amortization of deferred financing costs                                             0.6                  0.6
     Income taxes                                                                        (1.1)                (1.7)
     Other                                                                                4.4                  2.0
     Working capital changes:
       Decrease in accounts receivable                                                    2.7                  0.9
       Increase in inventories                                                           (1.0)                (1.3)
       (Decrease) increase in other current assets                                       (2.5)                 1.7
       Decrease in accounts payable and accruals                                         (2.6)               (41.8)
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash provided by (used in) operations                                                 28.3                (15.2)

INVESTING ACTIVITIES
   Capital expenditures                                                                 (36.6)               (26.2)
   Other, net                                                                            (5.6)                 4.6
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash used in investing activities                                                    (42.2)               (21.6)

FINANCING ACTIVITIES
   Repayments of long-term debt                                                          (0.6)                (0.7)
   Issuance of long-term debt                                                             0.9                  ---
   Proceeds from a short-term loan from Host Marriott Tollroads, Inc.                    10.0                  ---
   Repayment of short-term loan from Host Marriott Tollroads, Inc.                      (10.0)                 ---
   Payment to Host Marriott Corporation for Marriott
     International options and deferred shares                                           (3.5)                (2.2)
   Dividend to Host Marriott Services Corporation                                        (4.7)                 ---
   Foreign currency translation adjustments                                              (0.1)                (0.4)
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash used in financing activities                                                     (8.0)                (3.3)

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (21.9)               (40.1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           60.3                 93.1
------------------------------------------------------------------------------ ----------------- -- -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 38.4               $ 53.0
------------------------------------------------------------------------------ ----------------- -- -----------------





            See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT (UNAUDITED) TWENTY-FOUR WEEKS ENDED JUNE 19, 1998
(IN MILLIONS)

                                                                              ACCUMULATED
                                                                                 OTHER
                                                COMMON        RETAINED       COMPREHENSIVE
                                                 STOCK         DEFICIT           INCOME           TOTAL
-------------------------------------------- -------------- -------------- ------------------- -------------

Balance, January 2, 1998                        $    ---       $ (111.2)            $  (0.1)      $(111.3)
-------------------------------------------- -------------- -------------- ------------------- -------------

  Comprehensive income:
     Net income                                      ---            3.2                 ---           3.2
     Foreign currency translation
      adjustments                                    ---            ---                (0.1)         (0.1)
-------------------------------------------- -------------- -------------- ------------------- -------------
  Total comprehensive income                         ---            3.2                (0.1)          3.1

  Payment to Host Marriott Corporation
    for Marriott International options
    and deferred shares                                            (3.5)                ---          (3.5)
  Dividend to Host Marriott
     Services Corporation                            ---           (4.7)                ---          (4.7)
  Deferred compensation                              ---            1.6                 ---           1.6
-------------------------------------------- -------------- -------------- ------------------- -------------

BALANCE, JUNE 19, 1998                          $    ---       $ (114.6)            $  (0.2)      $(114.8)
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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 19, 1998 and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued


                                                    TWELVE WEEKS ENDED         TWENTY-FOUR WEEKS ENDED
                                                ---------------------------  -----------------------------
                                                  JUNE 19,      JUNE 20,       JUNE 19,        JUNE 20,
                 (IN MILLIONS)                      1998          1997           1998            1997
                 -----------------------------------------------------------------------------------------

                 REVENUES:
                   Airports                         $ 231.3       $ 206.8         $ 439.0        $ 404.7
                   Travel plazas                       41.6          40.1            71.5           68.5
                   Shopping malls
                     and entertainment                 15.8          13.0            30.2           25.5
                 -----------------------------------------------------------------------------------------
                 Total segment revenues             $ 288.7       $ 259.9         $ 540.7        $ 498.7
                 -----------------------------------------------------------------------------------------

                 OPERATING PROFIT:(1)
                   Airports                         $  25.4       $  21.2         $  44.1        $  38.1
                   Travel plazas                        5.1           5.0             4.1            3.5
                   Shopping malls
                     and entertainment                  0.8           1.5             1.4            2.0
                 -----------------------------------------------------------------------------------------
                 Total segment operating profit     $  31.3       $  27.7         $  49.6        $  43.6
                 -----------------------------------------------------------------------------------------

                (1)   Before general and administrative expenses.



                                                                        JUNE 19,            JANUARY 2,
                 (IN MILLIONS)                                            1998                 1998
                 ---------------------------------------------------------------------------------------------

                 ASSETS:
                   Airports                                              $ 291.4              $ 272.9
                   Travel plazas                                            56.9                 59.2
                   Shopping malls
                     and entertainment                                      28.0                 32.9
                 ---------------------------------------------------------------------------------------------
                 Total segment assets                                    $ 376.3              $ 365.0
                 ---------------------------------------------------------------------------------------------

                 (1)   Before general and administrative expenses.


   Reconciliations of segment data to the Company's  consolidated data follow:

                                                          TWELVE WEEKS ENDED           TWENTY-FOUR WEEKS ENDED
                                                      ---------------------------   ------------------------------
                                                       JUNE 19,       JUNE 20,       JUNE 19,        JUNE 20,
                 (IN MILLIONS)                           1998           1997           1998            1997
                 -----------------------------------------------------------------------------------------------

                 OPERATING PROFIT:
                   Segments                              $  31.3        $  27.7        $  49.6         $  43.6
                   General and administrative              (13.5)         (12.0)         (27.1)          (24.5)
                   expenses
                 -----------------------------------------------------------------------------------------------
                 Total operating profit                  $  17.8        $  15.7        $  22.5         $  19.1
                 -----------------------------------------------------------------------------------------------



                                                                          JUNE 19,           JANUARY 2,
                 (IN MILLIONS)                                              1998                1998
                 -------------------------------------------------------------------------------------------

                 ASSETS:
                   Segments                                                    $ 376.3              $ 365.0
                   Corporate and other(1)                                        116.5                135.0
                 -------------------------------------------------------------------------------------------
                 Total assets                                                  $ 492.8              $ 500.0
                 -------------------------------------------------------------------------------------------

                 (1) The  majority of the  decrease in  corporate  and other was related to a decrease in corporate cash concentration accounts with a significant amount related to dividends to Host Marriott Services Corporation to fund treasury stock purchases.

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


SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                  TWELVE WEEKS ENDED JUNE 19, 1998
----------------------------------------- ---------------------------------------------------------------------------------
                                                        GUARANTOR      NON-GUARANTOR      ELIMINATIONS &
(IN MILLIONS)                               PARENT    SUBSIDIARIES      SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Revenues                                   $   ---        $ 250.1               $38.6            $   ---          $288.7
Operating costs and expenses                   ---          234.1                36.8                ---           270.9
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Operating profit                               ---           16.0                 1.8                ---            17.8
Interest expense                              (9.1)          (9.2)                ---                9.1            (9.2)
Interest income                                0.2            ---                 ---                ---             0.2
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Income (loss) before income taxes             (8.9)           6.8                 1.8                9.1             8.8
Provision (benefit) for income taxes          (2.3)           2.7                 0.5                2.3             3.2
Equity interest in affiliates                 12.2            ---                 ---              (12.2)            ---
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Net income (loss)                           $  5.6         $  4.1              $  1.3             $ (5.4)         $  5.6
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------




                                                                  TWELVE WEEKS ENDED JUNE 20, 1997
----------------------------------------- ---------------------------------------------------------------------------------
                                                        GUARANTOR      NON-GUARANTOR      ELIMINATIONS &
(IN MILLIONS)                               PARENT    SUBSIDIARIES      SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Revenues                                   $   ---         $227.0               $32.9             $  ---         $ 259.9
Operating costs and expenses                   ---          213.6                30.6                ---           244.2
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Operating profit (loss)                        ---           13.4                 2.3                ---            15.7
Interest expense                              (9.1)          (9.2)                ---                9.1            (9.2)
Interest income                                0.4            0.4                 ---                ---             0.8
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Income (loss) before income taxes             (8.7)           4.6                 2.3                9.1             7.3
Provision (benefit) for income taxes          (3.4)           1.9                 0.9                3.5             2.9
Equity interest in affiliates                  9.7            ---                 ---               (9.7)            ---
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Net income (loss)                            $ 4.4          $ 2.7               $ 1.4              $(4.1)          $ 4.4
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued




                                                               TWENTY-FOUR WEEKS ENDED JUNE 19, 1998
----------------------------------------- ---------------------------------------------------------------------------------
                                                        GUARANTOR      NON-GUARANTOR      ELIMINATIONS &
(IN MILLIONS)                               PARENT    SUBSIDIARIES      SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Revenues                                   $   ---        $ 470.5               $70.2            $   ---          $540.7
Operating costs and expenses                   ---          451.3                66.9                ---           518.2
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Operating profit                               ---           19.2                 3.3                ---            22.5
Interest expense                             (18.1)         (18.4)                ---               18.1           (18.4)
Interest income                                0.7            ---                 ---                ---             0.7
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Income (loss) before income taxes            (17.4)           0.8                 3.3               18.1             4.8
Provision (benefit) for income taxes          (5.7)           0.3                 1.1                5.9             1.6
Equity interest in affiliates                 14.9            ---                 ---              (14.9)            ---
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Net income (loss)                           $  3.2         $  0.5              $  2.2            $  (2.7)         $  3.2
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------




                                                               TWENTY-FOUR WEEKS ENDED JUNE 20, 1997
----------------------------------------- ---------------------------------------------------------------------------------
                                                        GUARANTOR      NON-GUARANTOR      ELIMINATIONS &
(IN MILLIONS)                               PARENT    SUBSIDIARIES      SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Revenues                                   $   ---        $ 434.5               $64.2            $   ---         $ 498.7
Operating costs and expenses                   ---          421.4                58.2                ---           479.6
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Operating profit (loss)                        ---           13.1                 6.0                ---            19.1
Interest expense                             (18.1)         (18.4)                ---               18.1           (18.4)
Interest income                                1.1            0.4                 ---                ---             1.5
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Income (loss) before income taxes            (17.0)          (4.9)                6.0               18.1             2.2
Provision (benefit) for income taxes          (6.7)          (1.9)                2.4                7.1             0.9
Equity interest in affiliates                 11.6            ---                 ---              (11.6)            ---
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

Net income (loss)                           $  1.3        $  (3.0)             $  3.6            $  (0.6)          $ 1.3
----------------------------------------- ----------- -------------- ------------------- ------------------ ---------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued


SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

                                                                           JUNE 19, 1998
---------------------------------------- -----------------------------------------------------------------------------------
                                                       GUARANTOR       NON-GUARANTOR      ELIMINATIONS &
(IN MILLIONS)                              PARENT     SUBSIDIARIES      SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------

Current assets:
   Cash and cash equivalents              $  16.6         $  20.6               $  1.2          $    ---          $  38.4
   Other current assets                       ---            77.0                 10.6               ---             87.6
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------
   Total current assets                      16.6            97.6                 11.8               ---            126.0

Property and equipment, net                   ---           230.7                 34.6               ---            265.3
Other assets                                  ---           100.3                  1.2               ---            101.5
Investments in subsidiaries                 268.6             ---                  ---            (268.6)             ---
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------

Total Assets                              $ 285.2         $ 428.6              $  47.6           $(268.6)         $ 492.8
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------

Current liabilities:
   Accounts payable                      $    ---         $  58.6              $   6.3          $    ---          $  64.9
   Accrued payroll and benefits               ---            47.0                  ---               ---             47.0
   Other current liabilities                  ---            38.6                  4.1               ---             42.7
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------
   Total current liabilities                  ---           144.2                 10.4               ---            154.6

Long-term debt                              400.0           405.3                  0.7            (400.0)           406.0
Other liabilities                             ---            36.8                  ---              10.2             47.0
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------

   Total Liabilities                        400.0           586.3                 11.1            (389.8)           607.6

Owner's equity (deficit)                   (114.8)         (157.7)                36.5             121.2           (114.8)
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------

 Total Liabilities and Owner's Deficit    $ 285.2         $ 428.6              $  47.6           $(268.6)         $ 492.8
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
---------------------------------------- ----------- --------------- ------------------- ------------------ ----------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued


SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                     TWENTY-FOUR WEEKS ENDED JUNE 19, 1998
---------------------------------------------------- -----------------------------------------------------------------------
                                                                                    NON-       ELIMINATIONS
                                                                  GUARANTOR      GUARANTOR           &
(IN MILLIONS)                                         PARENT    SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
---------------------------------------------------- ---------- -------------- --------------- -------------- --------------

Cash (used in) provided by operations                $ (16.8)      $   27.3         $   1.0         $  16.8      $   28.3
---------------------------------------------------- ---------- -------------- --------------- -------------- --------------

Investing activities:
   Capital expenditures                                  ---          (26.8)           (9.8)           ---          (36.6)
   Other                                                 ---           (5.6)           (8.6)           8.6           (5.6)
   Advances (to) from subsidiaries                       1.6            7.2             8.0          (16.8)           ---
---------------------------------------------------- ---------- -------------- --------------- -------------- --------------
   Cash provided by (used in)
      investing activities                               1.6          (25.2)          (10.4)          (8.2)         (42.2)
---------------------------------------------------- ---------- -------------- --------------- -------------- --------------

Financing activities:
   Repayments of debt                                    ---           (0.4)           (0.2)           ---           (0.6)
   Issuance of debt                                      ---            ---             0.9            ---            0.9
   Proceeds from a short-term loan from Host
      Marriott Tollroads, Inc.                          10.0            ---             ---            ---           10.0
   Repayment of short-term loan from Host Marriott
      Tollroads, Inc.                                  (10.0)           ---             ---            ---          (10.0)
   Payment to Host Marriott Corporation for
      Marriott International options and
      deferred shares                                    ---           (3.5)            ---            ---           (3.5)
   Foreign exchange translation
     adjustments                                         ---           (0.1)            ---            ---           (0.1)
   Dividend to Host Marriott
     Services Corporation                                ---           (4.7)            ---            ---           (4.7)
   Partnership contributions
     (distributions), net                                ---            ---             8.6           (8.6)           ---
---------------------------------------------------- ---------- -------------- --------------- -------------- --------------
   Cash (used in) provided by financing activities       ---           (8.7)            9.3           (8.6)          (8.0)
---------------------------------------------------- ---------- -------------- --------------- -------------- --------------

Decrease in cash and cash equivalents                $ (15.2)       $  (6.6)          $(0.1)       $   ---       $  (21.9)
---------------------------------------------------- ---------- -------------- --------------- -------------- --------------

                                                                     TWENTY-FOUR WEEKS ENDED JUNE 20, 1997
---------------------------------------------------- -----------------------------------------------------------------------
                                                                                    NON-       ELIMINATIONS
                                                                  GUARANTOR      GUARANTOR           &
(IN MILLIONS)                                         PARENT    SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
---------------------------------------------------- ---------- -------------- --------------- -------------- --------------

Cash (used in) provided by operations                $ (15.9)        $(22.2)          $ 7.0         $ 15.9        $ (15.2)
---------------------------------------------------- ---------- -------------- --------------- -------------- --------------

Investing activities:
   Capital expenditures                                  ---          (23.0)           (3.2)           ---          (26.2)
   Other                                                 ---            4.6             1.0           (1.0)           4.6
   Advances (to) from subsidiaries                     (24.4)          42.9            (2.6)         (15.9)           ---
---------------------------------------------------- ---------- -------------- --------------- -------------- --------------
   Cash (used in) provided by
     investing activities                              (24.4)          24.5            (4.8)         (16.9)         (21.6)
---------------------------------------------------- ---------- -------------- --------------- -------------- --------------

Financing activities:
   Repayments of debt                                    ---           (0.7)            ---            ---           (0.7)
   Payment to Host Marriott Corporation for
     Marriott International options and
     deferred shares                                     ---           (2.2)            ---            ---           (2.2)
   Foreign exchange translation
     adjustments                                         ---           (0.4)            ---            ---           (0.4)
   Partnership contributions
       (distributions), net                              ---            ---            (1.0)           1.0            ---
---------------------------------------------------- ---------- -------------- --------------- -------------- --------------
   Cash used in financing activities                     ---           (3.3)           (1.0)           1.0           (3.3)
---------------------------------------------------- ---------- -------------- --------------- -------------- --------------

(Decrease) increase in cash and
     cash equivalents                                 $(40.3)        $ (1.0)          $ 1.2          $ ---        $ (40.1)
---------------------------------------------------- ---------- -------------- --------------- -------------- --------------

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

REVENUES. Revenues for the twelve weeks ("quarter") ended June 19, 1998 increased by 11.1% to $288.7 million from the same period in 1997, with revenue growth experienced in all business lines. Revenues for the twenty-four weeks ("first half") ended June 19, 1998 totaled $540.7 million, an increase of 8.4%. These increases in revenues were driven by strong growth in domestic airport food and beverage concessions particularly from sales at locations with recent openings of new branded concepts. Revenue growth was also aided by an increase in enplanements, customer traffic on tollroads, the opening of two new mall contracts in the fourth quarter of 1997 and the conversion of the Miami International Airport contract from a management agreement to an operating agreement during the second quarter of 1998.

                                                      TWELVE WEEKS ENDED         TWENTY-FOUR WEEKS ENDED
                                                   --------------------------  ----------------------------
                                                     JUNE 19,    JUNE 20,         JUNE 19,     JUNE 20,
         (IN MILLIONS)                                 1998        1997             1998         1997
         --------------------------------------------------------------------------------------------------

         REVENUES BY BUSINESS LINE
             AIRPORTS:
                Domestic                                $215.8       $191.9           $409.5       $376.8
                International                             15.5         14.9             29.5         27.9
         --------------------------------------------------------------------------------------------------
                   Total airports                        231.3        206.8            439.0        404.7
         --------------------------------------------------------------------------------------------------
             TRAVEL PLAZAS                                41.6         40.1             71.5         68.5
             SHOPPING MALLS AND ENTERTAINMENT             15.8         13.0             30.2         25.5
         --------------------------------------------------------------------------------------------------

             Total revenues                             $288.7       $259.9           $540.7       $498.7
         --------------------------------------------------------------------------------------------------


The Company's diversified branded concept portfolio, which consists of over 100 internationally known brands, regional specialty concepts and proprietary concepts, is a unique competitive advantage in the marketplace. Brand awareness, customer familiarity with product offerings, and the perception of superior value and consistency are all factors contributing to higher revenue per enplaned passenger ("RPE") in branded facilities. Branded revenues increased 19.4% and 17.0% for the second quarter and first half of 1998 compared to a year ago, the majority of which related to the continued expansion of branded revenues at airports and revenues from new shopping mall food courts, which consist primarily of branded food and beverage. Branded revenues in all of the Company's venues have grown at a compound annual growth rate of 18.2% over the last three fiscal years. The Company's exposure to any one brand is limited given the diversity of brands that are offered and given that no single branded concept accounts for more than 10% of total revenues.

AIRPORTS
Airport concession revenues were up 11.8% to $231.3 million for the second quarter of 1998 compared to a year ago, with domestic airport concession revenues up 12.5% and international airport revenues up 4.0%. International revenues reflect increased revenues at the Montreal International Airport - Dorval in Canada and the Schiphol Airport in the Netherlands offset by the negative impact of exchange rate fluctuations and weak enplanements stemming from the Asian economic situation.

Comparable domestic airport contracts exclude the negative impact of exited contracts, contracts with significant changes in scope of operation and contracts undergoing significant construction of new facilities, as well as, the positive impact of new contracts. During the second quarter of 1998, the Chicago, St. Louis, Miami and Columbus airport contracts were considered noncomparable. Revenue growth at comparable domestic airport

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


locations, which comprise almost 90% of total domestic airport revenues, grew a solid 11.4% over the second quarter of 1997. Passenger enplanements at comparable domestic airports were up an estimated 3.0% over last year's second quarter while RPE grew 8.2%. In March 1998, the FAA forecasted annual U.S. passenger enplanement growth of U.S. carriers of 3.7% through the year 2009. Second quarter 1998 enplanement growth was below the FAA's long range forecast.

RPE, which is the primary measure of how effective the Company is capturing potential customers and increasing customer spending, grew 8.2% at the Company's comparable domestic airport locations in the second quarter of 1998 over the same period last year. Approximately half of the RPE growth achieved during the quarter can be attributed to the opening of new branded concepts at a number of the Company's larger locations, including Los Angeles, San Francisco, Minneapolis and Cleveland. In addition, moderate increases in menu prices and various real estate maximization efforts also contributed to the 8.2% growth rate. Branded revenues in airports showed an increase of 24.4% when comparing the second quarter of 1998 to the same period in 1997. Airport branded revenues in the second quarter increased to $69.3 million, or 30.0% of total airport revenues, compared with $55.7 million, or 26.9% of total airport revenues, in the second quarter of 1997.

Airport concession revenues were up 8.5% to $439.0 million for the first half of 1998 compared to a year ago, with domestic airport concession revenues up 8.7% and international airport concession revenues up 5.7%. The opening of the Montreal International Airport - Dorval in Canada during the second quarter of 1997 contributed significantly to the increase in international airport revenues, which was partially offset by the negative impact of exchange rate fluctuations and weak enplanements stemming from the Asian economic situation.

During the first half of 1998, the Chicago, St. Louis, Miami, Columbus and Montreal airport contracts were considered noncomparable. Revenue growth at comparable domestic airport locations grew a solid 9.2% over the first half of 1997. Passenger enplanements at comparable domestic airports were up an estimated 1.8% over the first half of 1997.

RPE grew 7.2% at the Company's comparable domestic airport locations in the first half of 1998 over the same period last year. Branded revenues in airports showed an increase of 19.0% when comparing the first half of 1998 to the same period in 1997. Airport branded revenues in the first half of 1998 increased to $131.3 million, or 29.9% of total airport revenues, compared with $110.3 million, or 27.3% of total airport revenues, in the first half of 1997.

During the first quarter of 1998, the Company announced a new domestic airport contract at the Southwest Florida International Airport in Fort Myers. This ten year contract is for the development and operation of 16,000 square feet of food and beverage concessions space throughout the airport's main terminal and its two concourses.

Also during the first quarter of 1998, the Company announced several international concession facilities at Kuala Lumpur International Airport and Vancouver International Airport, both of which opened in the second quarter of 1998. The Company, along with its 51% Malaysian joint venture partner, Dewina Berhad, was awarded several facilities at the Kuala Lumpur airport. The joint venture will operate over 8,000 square feet of food and beverage concessions space and will feature a mixture of international and local brand offerings. This contract is the Company's first Southeast Asian contract, a key step in establishing the Company's presence in Southeast Asia. The Company was awarded two new concession facilities at the Vancouver International Airport, adding to the Company's existing operations in the domestic terminal. The new facilities include a Bar and Grill concept and a Starbucks Coffee location. This airport was the Company's first Canadian airport contract, and since its opening, the Company has received several awards on the design of the food and beverage and retail operations at the airport.

During the second quarter of 1998, the Company announced that it has been selected as the food and beverage master developer/operator at the Miami International Airport, until the year 2007. The new contract is for the development and operation of more than 56,000 square feet of food and beverage space located throughout nine

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


concourses and the main terminal of the airport. Prior to this award, the Company operated the existing generic facilities for Dade County under a management agreement and recorded management fees. The Company will record revenues and expenses under the new agreement. When construction of the facilities is fully complete in 2000, the estimated annualized revenues are expected to be approximately $30.0 million. The Company also announced a new joint venture with Cool Planet, Inc., a subsidiary of Planet Hollywood International, Inc., to bring a new ice cream and dessert concept called Cool Planet to the Company's venues. The 50/50 joint venture was formed to open up to 10 Cool Planet locations, five likely within the next year.

Subsequent to the end of the second quarter of 1998, the Company announced several development achievements. Food and beverage extensions were obtained at the Jacksonville International Airport in Florida and at Terminal 3 of JFK International Airport in New York. The Company won a new contract to operate retail concessions in the north terminal at San Francisco International Airport and announced a planned expansion at Chicago O'Hare International Airport with the recent approval for a new 8,000 square foot business center at the airport. Also, the Company has been selected by the Palm Beach Airport Authority to take over food and beverage operations in October of 1998 in West Palm Beach. The Company's selection requires the positive vote of the Palm Beach County Board of Commissioners and the vote is expected in August.

The contracts won or renewed in core markets during or subsequent to the second quarter described above are expected to generate more than $50 million in revenues once opened and redeveloped.

TRAVEL PLAZAS
Travel plaza concession revenues for the second quarter of 1998 were up 3.5% to $38.1 million when compared to the same period in 1997 due to low gasoline prices, offset by inclement weather experienced throughout the northeastern U.S. during much of the second quarter. In addition, travel plaza management fee income for the second quarter of 1998 increased 6.1% to $3.5 million compared to the second quarter of last year. Revenues for the travel plazas segment grew 4.3% to $65.6 million for the first half of 1998. In addition, management fee income for the first half of 1998 increased 5.4% to $5.9 million compared with the same period in 1997. The growth in revenues for the first half of 1998 was the result of increased tollroad traffic due to low gasoline prices, as well as moderate increases in menu prices. Low gasoline prices, higher household income and record-high consumer confidence have led the Energy Department and the Travel Institute of America to forecast strong growth in vehicle miles traveled for this summer of 3.9% and 3%, respectively.

The Company started to introduce the Starbucks concept to a number of travel plazas during the first half of 1998 in an effort to increase customer capture and enhance real estate productivity on the tollroads. Travel plazas in Maryland and Pennsylvania are currently operating Starbucks kiosks and 12 more Starbucks locations are planned.

SHOPPING MALLS AND ENTERTAINMENT
Shopping malls and entertainment concession revenues, primarily consisting of merchandise, food and beverage sales at food courts in shopping malls, stadiums, arenas, and other tourist attractions, increased by 21.5% to $15.8 million for the second quarter of 1998 when compared with the second quarter of 1997. Revenues for the shopping malls and entertainment segment grew 18.4% to $30.2 million for the first half of 1998 compared to the same period in 1997. These increases can be attributed to the opening of the Grapevine Mills Mall and the Vista Ridge Mall in the fourth quarter of 1997, as well as a significant increase in revenues at an entertainment location.

During the second quarter of 1998, the Company announced its first mall food court project with Chelsea GCA Realty, Inc. to master lease 13,000 square feet of food and beverage facilities, including a food court and a 500 seat common area, at the Leesburg Corner Premium Outlets in Virginia. The upscale outlet center will be built in three phases with the first phase scheduled to open in the fall of 1998.

Also during the second quarter of 1998, the Company announced that it reached an agreement with Forest City Ratner Companies to develop and manage 35,000 square feet of food and beverage operations in its 42nd Street Entertainment and Retail Project in New York. This project will be one of the Company's largest mall and

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


entertainment projects with annual sales expected to exceed $15 million once construction of the units has been completed in late 1999.

The Company currently has seven mall contracts with five leading developers and discussions underway with many more developers. A number of projects are under discussion, including two in Europe.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses were $270.9 million for the second quarter of 1998, or 93.8% of total revenues, compared with $244.2 million for the second quarter of 1997, or 94.0% of total revenues. Total operating costs and expenses for the first half of 1998 were $518.2 million, or 95.8% of total revenues, compared with $479.6 million, or 96.2% of total revenues for the first half of 1997. The improved operating profit margins reflect operating leverage benefits derived from revenue growth and reduced costs, primarily in other operating expenses.

Cost of sales for the second quarter of 1998 increased 11.7% to $83.7 million when compared to the same period in 1997. Cost of sales for the first half of 1998 increased 11.0% to $158.0 million when compared with the first half of 1997. Cost of sales as a percentage of total revenues increased 20 basis points and 70 basis points during the second quarter and first half of 1998, respectively. The margins are influenced by start-up activities at new food and beverage concepts that result in product waste. In addition, the Company experienced commodity cost increases in dairy products and premium coffee beans.

Payroll and benefits totaled $84.5 million during the second quarter of 1998, a 9.7% increase over the second quarter of 1997. Payroll and benefits increased 8.3% to $164.3 million during the first half of 1998 when compared to the same period in 1997. Payroll and benefits as a percentage of total revenues decreased 30 basis points for the second quarter and remained flat for the first half of 1998, reflecting benefits from the use of labor scheduling software and the implementation of store manager training programs.

Rent expense totaled $44.7 million and $84.9 million for the second quarter and first half of 1998, an increase of 9.0% and 4.9% above the second quarter and first half of 1997, respectively. Rent expense as a percentage of total revenues improved 30 basis points for the second quarter and 50 basis points for the first half of 1998 and can be attributed to sales increases on contracts with fixed rental rates, as well as new or renewed contracts with favorable rent margins.

Royalties expense for the second quarter and first half of 1998 increased by 15.4% and 14.3% to $6.0 million and $11.2 million, respectively, when compared with the same periods in 1997. As a percentage of total revenues, royalties expense increased by 10 basis points for both the second quarter and first half of 1998. These increases in royalties expense reflects the Company's continued introduction of branded concepts to its concessions operations. Royalties expense as a percentage of branded sales totaled 6.2% and 6.6% in the second quarter of 1998 and 1997, respectively, and totaled 6.1% and 6.6% in the first half of 1998 and 1997, respectively. These margin decreases were attributable to the addition of branded concepts with lower-than-average royalty percentages. Branded facilities generate higher sales per square foot and contribute toward increased RPE, which more than offset royalty payments required to operate the concepts.

Depreciation  and  amortization  expense,  excluding  $0.5  million of corporate depreciation on property and equipment which is included as a component of general and administrative expenses, was $12.5 million for the second quarter of 1998, compared to $11.1 million, excluding $0.3 million of corporate depreciation on property and equipment, for the second quarter of 1997. Depreciation and amortization for the first half of 1998 and 1997 totaled $23.6 million and $22.3 million, excluding $1.0 million and $0.7 million of corporate depreciation on property and equipment, respectively. Increased depreciation related to the buildout of new branded locations and additional amortization of pre-opening costs related to new mall contracts was partially offset by lower depreciation related to the write-down of one impaired airport unit in the fourth quarter of 1997.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


General and administrative expenses were $13.5 million for the second quarter of 1998, an increase of 12.5% from a year ago. General and administrative expenses for the first half of 1998 increased 10.6% to $27.1 million compared to the first half of 1997. These increases were primarily attributable to the addition of corporate resources in accounting, systems, business development and strategic planning and marketing to focus on growth initiatives in the Company's core markets and new venues, as well as increased consulting costs associated with systems initiatives. During the first half of 1998, $400 thousand in external costs was included in general and administrative expenses relating to the Company's Year 2000 compliance program.

Other operating expenses, which includes utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, were $26.0 million for the second quarter of 1998, a 13.0% increase from the second quarter of 1997. Other operating expenses increased 2.1% in the first half of 1998 to $49.1 million compared to a year ago. As a percentage of total revenues, other operating expenses increased 20 basis points for the second quarter and decreased 50 basis points for the first half of 1998 when compared with the same periods in 1997. The majority of the margin improvement for the first half of 1998 was due to lower supplies expenses.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased 13.4% to $17.8 million or 6.2% of revenues for the second quarter of 1998, from $15.7 million or 6.0% of revenues for the second quarter of 1997. Operating profit improved 17.8% to $22.5 million for the first half of 1998, or 4.2% of revenues compared with $19.1 million, or 3.8% of revenues for the same period in 1997.

                                                              TWELVE WEEKS ENDED       TWENTY-FOUR WEEKS ENDED
                                                            ------------------------  ---------------------------
                                                              JUNE 19,   JUNE 20,       JUNE 19,     JUNE 20,
     (IN MILLIONS)                                              1998       1997           1998         1997
     ------------------------------------------------------------------------------------------------------------

     OPERATING PROFIT BY BUSINESS LINE (1)
         AIRPORTS:
            Domestic                                            $ 24.5     $ 20.4          $ 43.0       $ 36.9
            International                                          0.9        0.8             1.1          1.2
     ------------------------------------------------------------------------------------------------------------
                 Total airports                                     25.4       21.2            44.1         38.1
     ------------------------------------------------------------------------------------------------------------
         TRAVEL PLAZAS                                             5.1        5.0             4.1          3.5
         SHOPPING MALLS AND ENTERTAINMENT                          0.8        1.5             1.4          2.0
     ------------------------------------------------------------------------------------------------------------

         Total operating profit                                 $ 31.3     $ 27.7          $ 49.6       $ 43.6
     ------------------------------------------------------------------------------------------------------------

        (1)  Before general and administrative expenses


Operating profit margins, before general and administrative expenses, increased for the airports business line, totaling 11.0% of airport revenues for the second quarter of 1998 as compared with 10.3% of airport revenues for the second quarter of 1997. Airport operating profit margin, before general and administrative expenses, improved 60 basis points to 10.0% in the first half of 1998 compared to the same period in 1997.

Travel plaza operating profit margin, before general and administrative expenses, decreased 20 basis points to 12.3% for the second quarter of 1998 and improved 60 basis points to 5.7% for the first half of 1998. The decrease in the travel plaza operating profit margin for the second quarter can be attributed to inclement weather experienced throughout the northeastern U.S. during much of the second quarter, as well as increased cost of sales and upward pressure on wages. The improved operating profit margin for the first half of 1998 was due to increased tollroad traffic and management fee income, as well as moderate price increases which more than offset the inclement weather, increased cost of sales and upward pressure on wages experienced in the second quarter of 1998.

The operating profit margin for shopping malls and entertainment, excluding general and administrative expenses, decreased to 5.1% for the second quarter of 1998 from 11.5% in the second quarter of 1997 and decreased to 4.6%

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


in the first half of 1998 from 7.8% reported in the first half of 1997. The shopping mall and entertainment operating profit margin was constrained by start-up costs, including the amortization of pre-opening costs, related to the opening of two new mall contracts, the negative impact of the Asian crisis at one Hawaiian location and costs associated with the closing of an entertainment location in Florida.

INTEREST EXPENSE. Interest expense remained flat at $9.2 million and $18.4 million for the second quarter and first half of 1998 when compared to the same periods in 1997, reflecting the 9.5% fixed rate of interest on the $400 million of Senior Notes.

INTEREST INCOME. Interest income decreased to $0.2 million for the second quarter of 1998 compared with $0.8 million in the second quarter of 1997. The second quarter of 1997 included $0.4 million of non-recurring interest income relating to a negotiated agreement with an Airport Authority which reimbursed the Company for the cost of funding certain capital improvements. Interest income decreased to $0.7 million for the first half of 1998 compared with $1.5 million for the same period in 1998. The decrease in first half of 1998 interest income reflects the non-recurring interest income in the second quarter of 1997, as well as decreased corporate concentration account balances in the first half of 1998 compared to the same period in 1997.

INCOME TAXES. The provision for income taxes for the second quarter of 1998 and 1997 was $3.2 million and $2.9 million, reflecting an effective tax rate of 37.4% and 39.5% for the respective quarters. Provision for income taxes for the first half of 1998 and 1997 was $1.6 million and $0.9 million, respectively, reflecting an effective tax rate of 33.0% and 39.5% for the respective periods. The decline in 1998 effective tax rates reflects the reversal of the valuation allowance for the estimated benefit of recognizing certain tax credits previously thought to be unrealizable.

NET INCOME. Net income for the second quarter of 1998 increased 27.3% to $5.6 million compared with $4.4 million for the second quarter of 1997. Net income for the first half of 1998 increased to $3.2 million compared with $1.3 million for the same period in 1997. The increase in net income for the second quarter and first half of 1998 reflects strong revenue growth, slightly improved operating profit margins and a favorable reduction in the corporate tax rate.


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

The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Senior Notes Indenture, except that dividends payable to Host Marriott Services are limited to 25% of the Company's consolidated net income, as defined in the loan agreement. During the first quarter of 1998 and in compliance with the Facilities, the Company paid dividends to Host Marriott Services in the amount of $4.7 million. The loan agreements also contain certain financial ratio and capital expenditure covenants. Any indebtedness outstanding under the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, or the occurrence of certain events of default under the Senior Notes Indenture. As of June 19, 1998 and throughout the twenty-four weeks ended June 19, 1998, there was no outstanding indebtedness under the Revolver Facility and the Company was in compliance with the covenants described above.

The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital and income taxes, totaled $32.8 million for the first half of 1998 as compared with $27.0 million for the same period in 1997. Working capital is managed throughout the year to effectively maximize the financial returns to the Company. If needed, the Company's Revolver Facility provides funds for liquidity, seasonal borrowing needs and other general corporate purposes.

The primary use of cash in investing activities consists of capital expenditures. The Company incurs capital expenditures to build out new facilities, including growth initiatives, to expand or reposition existing facilities and to maintain the quality and operations of existing facilities. The Company's capital expenditures in the first half of 1998 and 1997 totaled $36.6 million and $26.2 million, respectively. For the entire fiscal year of 1998, the Company presently expects to make capital expenditure investments of approximately $60.0 million in its core markets (domestic airport and travel plaza business lines) and $15.0 million in growth markets (international airports, food courts in U.S. shopping malls and other venues). The timing of actual capital expenditures can vary from that expected due to issues arising pertaining to project scheduling inherent in the construction and approval process. The Company expects to fund 1998 expenditures with its operating cash flow.

The Company's cash used in financing activities in the first half of 1998 was $8.0 million, compared with cash used in financing activities of $3.3 million for the same period in 1997. The majority of cash used in financing activities during the first half of 1998 was attributable to $4.7 million of dividends paid to Host Marriott Services, a $3.5 million payment in settlement of the Company's obligation to pay for the 1997 exercise of nonqualified stock options and the 1997 release of deferred stock incentive shares held by certain former employees of Host Marriott Corporation and $0.6 million of debt repayments. Offsetting these cash outflows for financing activities during the first half of 1998 was cash provided by the issuance of debt totaling $0.9 million. During the second quarter of 1998 and in compliance with the debt covenants, Host Marriott Tollroads, Inc. (a wholly owned subsidiary of Host Marriott Services) made a short-term loan to the Company in the amount of $10.0 million. The

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


loan carried a fixed rate of interest at 2-month Libor of 6.9%. The loan was paid in full by the end of the second quarter of 1998.

Cash used in financing activities in the first half of 1997 was primarily due to a cash payment in settlement of the Company's obligation to pay for the 1996 exercise of options and release of deferred stock incentive shares held by certain former employees of Host Marriott Corporation during the second quarter of 1997 totaling $2.2 million. In addition, the Company had $0.7 million of debt repayments and $0.4 million of foreign currency translation adjustments.

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased $2.8 million, or 9.8%, to $31.4 million in the second quarter of 1998. The EBITDA margin decreased 10 basis points to 10.9% of revenues from 11.0% in the second quarter of 1997. EBITDA increased $4.3 million, or 9.7%, to $48.8 million in the first half of 1998. The EBITDA margin improved 10 basis points to 9.0% of revenues in the first half of 1998 from 8.9% of revenues in the first half of 1997. The Company's cash interest coverage ratio (defined as EBITDA to interest expense less amortization of deferred financing costs) was 3.6 to 1.0 in the first half of 1998 compared with 4.0 to 1.0 in the first half of 1997. The Company believes that EBITDA is one meaningful measure of its operating performance and is used by certain investors to estimate the Company's ability to service debt, fund capital investments and expand its business. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP"). The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

The following is a reconciliation of net income to EBITDA:

                                                    TWELVE WEEKS ENDED          TWENTY-FOUR WEEKS ENDED
                                                 -------------------------    -----------------------------
                                                  JUNE 19,     JUNE 20,          JUNE 19,       JUNE 20,
           (IN MILLIONS)                            1998         1997              1998           1997
           ------------------------------------- ----------- ------------- -- --------------- -------------

           NET INCOME                              $  5.6        $  4.4             $  3.2        $  1.3
           Interest expense (1)                       9.2           9.2               18.4          18.4
           Provision for income taxes                 3.2           2.9                1.6           0.9
           Depreciation and amortization             13.0          11.4               24.6          23.0
           Other non-cash items                       0.4           0.7                1.0           0.9
           ------------------------------------- ----------- ------------- -- --------------- -------------
           EBITDA                                  $ 31.4        $ 28.6             $ 48.8        $ 44.5
           ------------------------------------- ----------- ------------- -- --------------- -------------

         (1) Amortization of deferred financing costs of $0.3 million and $0.4 million for the second quarter of 1998 and 1997, respectively, is included as a component of interest expense. Amortization of deferred financing costs of $0.6 million and $0.6 million for the first half of 1998 and 1997, respectively, is included in interest expense.


Excluding the $0.4 million in non-recurring interest income in the second quarter of 1997, EBITDA would have increased by 11.4% for the second quarter of 1998 compared to the same period in 1997 and the EBITDA margin would have remained level at 10.9% between the periods. Excluding the non-recurring interest income, EBITDA would have increased by 10.7% for the first half of 1998 compared to the same period in 1997 and the EBITDA margin would have increased to 9.0% in the first half of 1998 from 8.8% in the first half of 1997.


IMPAIRMENTS OF LONG-LIVED ASSETS

Effective September 9, 1995, the Company adopted SFAS No. 121, which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the estimated undiscounted future cash flows of the asset. In adopting SFAS No. 121 (and thereby changing its method of measuring long-lived asset impairments from a business-line basis to an individual operating-unit basis), the Company wrote down the assets

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


(primarily leasehold improvements and equipment) of 14 individual operating units to the extent the carrying value of the assets exceeded the fair value of the assets in 1995. Eleven of the fourteen units had projected cash flow deficits, and, accordingly, the assets of these units were written-off in their entirety. The remaining three units had projected positive cash flows and the assets were partially written down to their estimated fair values.

During 1996 and 1997, 6 of the original 14 impaired units were either disposed of or the lease term expired. As of June 19, 1998 and as a result of improved operating performance, the remaining eight operating units had projected net positive cash flows of approximately $1.7 million (including operating cash flows and necessary capital expenditures) over the remaining weighted-average life of the contracts of 2.9 years.


DEFERRED INCOME TAXES

Realization of the net deferred tax assets totaling $69.3 million as of June 19, 1998, is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at June 19, 1998. Management anticipates that increases in taxable income will arise in future periods primarily as a result of the Company's growth strategies and profit improvement resulting from several strategic initiatives focused on the Company's business processes. The anticipated improvement in operating results is expected to increase the taxable income base to a level that would allow realization of the existing net deferred tax assets within nine to twelve years. During the second quarter of 1998, the Company revised its interim effective tax rate to reflect the reversal of the valuation allowance for the estimated benefit of recognizing certain tax credits that were previously considered unrealizable. During the third quarter of 1997, the Company recorded a $1.9 million benefit to recognize certain tax credits that were previously considered unrealizable.

Future levels of operating income and other taxable gains are dependent upon general economic and industry conditions, including airport and tollroad traffic, inflation, competition, demand for development of concepts and other factors beyond the Company's control, and no assurance can be given that sufficient taxable income will be generated for full utilization of the tax credits and deductible temporary differences giving rise to the net deferred tax assets. Management has considered these factors in reaching its conclusion that it is more likely than not that operating income will be sufficient to realize the net deferred tax assets. The amount of the net deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are not achieved.


YEAR 2000

The Company is currently working to resolve the potential impact of the Year 2000 on the Company's operations. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or computer hardware and electronic equipment that have time-sensitive software or computer chips may recognize a date using "00" as a date other than the Year 2000, which could result in miscalculations or system failures. If the Company, its customers or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company is devoting resources to resolve all significant Year 2000 issues in a timely manner as they are identified. An action plan consisting of three phases was formulated in 1997 and phase one was completed in the first quarter of 1998. The first phase consisted of a formulation of an overall assessment of the issues and documentation of an action plan. The Company anticipates that all mission critical information technology systems at corporate headquarters, which perform financial management processes, will be Year 2000 compliant by the end of 1998. Full completion of the action plan should occur in 1999.

The Company currently anticipates the funding of external cost for its Year 2000 systems compliance program will total approximately $1.5 million in 1998, $1.5 million in 1999 and $0.5 million in 2000. Additionally, final

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


remediation may require further capital investments to replace equipment and software. During the first half of 1998, $0.4 million in external costs were incurred relating to Year 2000 implementation.

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


FORWARD LOOKING STATEMENTS

This report, the Company's other reports filed with the Securities and Exchange Commission or furnished to shareholders and its public statements and press releases may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning the Company's outlook for 1998 and beyond; the growth in total revenue in 1998 and subsequent years; the amount of additional revenues expected from new domestic and international shopping mall food court and airport contracts that were added in 1997 or that are expected to be added or renewed in 1998 and subsequent years; anticipated retention rates of existing contracts in core business lines; capital spending plans; projected cash flows from certain operating units; business strategies and their anticipated results; and similar statements concerning future events and expectations that are not historical facts.

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



                                                HOST INTERNATIONAL, INC.


      JULY 31, 1998                             /S/  BRIAN W. BETHERS
     ---------------                 -------------------------------------------
           Date                        Brian W. Bethers
                                       Vice President
                                      (Principal Financial Officer and Director)