Form 10-K
period 1999-01-01
HOST INTERNATIONAL INC /DE/
filed 1999-03-30
CIK 905042

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 1, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                          COMMISSION FILE NO. 33-95060

                            HOST INTERNATIONAL, INC.

                    DELAWARE                      52-124233
                    --------                      ---------
         (State or Other Jurisdiction   (I.R.S. Employer Identification Number)
      of Incorporation or Organization)


              6600 ROCKLEDGE DRIVE
               BETHESDA, MARYLAND                  20817
               ------------------                  -----
      (Address of principal executive offices)   (Zip Code)

                              (301) 380-7000
            (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of   delinquent  filers  pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE
                Notice of 1999 Annual Meeting and Proxy Statement
                      of Host Marriott Services Corporation

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Host International, Inc. (the "Company"), a wholly-owned subsidiary of Host Marriott Services Corporation ("Host Marriott Services"), is the leading provider of food, beverage and retail concessions at airports, on tollroads, and in shopping malls, with facilities at nearly every major commercial airport and tollroad in the United States.

       The Company operates primarily in the United States through its subsidiaries. The Company manages six tollroad contracts for Host Marriott Tollroads, Inc. ("Host Marriott Tollroads"), a wholly-owned subsidiary of Host Marriott Services. The Company also has international airport concessions operations in The Netherlands, New Zealand, Australia, Canada, Malaysia and People's Republic of China.

     The Company's operations are grouped into three business segments: Airports (including gift and news retail outlets in off-airport locations), Travel Plazas and Shopping Malls, which represented 83.5%, 14.7% and 1.8%, respectively, of total revenues in 1998. See Note 12 to the Consolidated Financial Statements for financial information about the Company's business segments.

       The Company also receives fees for managing six tollroad contracts for Host Marriott Tollroads.

BUSINESS STRATEGY

      The Company's strategic objective is to generate higher revenues and cash flows by increasing revenues per enplaning passenger ("RPE") and revenues per vehicle ("RPV"), as well as maximizing real estate at its existing concessions facilities, retaining existing contracts, gaining incremental business through securing new contracts in core markets and expanding profitably into the international food and beverage and shopping mall food court concessions markets. Specifically, key elements of the Company's business strategy include the following:

REVENUE GROWTH AT EXISTING LOCATIONS

     The Company continues to increase the average amount spent by each customer by transforming core markets from generic offerings to a blend of local and internationally known branded concepts, improving customer service and offering innovative facility designs. The Company has the largest portfolio of brands in the industry with more than 100 franchised, licensed or internally developed brands that are familiar to frequent travelers. The Company leads the industry in brand development by researching customer preferences, targeting the latest trends in retail as well as food and beverage, identifying the best brands and then working to adapt them into its operating environment. In 1998, the Company continued to adapt and rollout successful unique and premium niche brands to its portfolio, including Cheesecake Factory, California Pizza Kitchen, Chili's too, Victoria's Secret, Lands End and Johnston and Murphy.

     Branded concept revenues in all of the Company's venues have grown at a compound annual growth rate of 15.1% over the last three years. Revenues from branded concepts increased by 14.9% during 1998 and accounted for $456.8 million of the Company's total annual revenues. The majority of this increase was related to the continued expansion of branded sales at airports and on tollroads as well as revenues from the heavily branded mall food court segment. The Company's exposure to any one brand is limited given the diversity of brands that are offered.

RETAINING EXISTING CONTRACTS

     The Company has maintained its market leadership position by striving to provide outstanding service to its customers and maintaining high standards in maintenance and innovation at each of its concession facilities. The Company's strong relationships with airport and highway authorities and its successful concession operations have enabled the Company to retain the vast majority of its concession contracts. Since the beginning of 1996, the

Company has retained 81.9% of contracts managed or operated that were up for renewal, weighted by contract size.

     The Company is committed to creating opportunities for woman- and minority-owned businesses and currently participates with such businesses in the substantial majority of its airport concessions contracts. While increased participation by woman- and minority-owned businesses are expected in the future, the impact of this industry trend on future revenue growth in the airport segment is expected to be more than offset by operating initiatives and the addition of branded concessions.

     During the past few years, several contracts have been negatively affected by airport authorities fracturing master contracts into several separate contracts. However, the Company has been successful in retaining a major operating presence at most locations through its development of unique, branded concepts.

SECURING NEW CONTRACTS IN CORE MARKETS

     The Company's core operating markets consist of domestic airport and travel plaza concessions. The Company's business development organization is widely recognized as among the most experienced and innovative in the industry with a demonstrated track record of securing new contracts at attractive economic returns. Securing new contracts requires considerable management time and financial resources. The individuals in the business development organization provide the Company with the expertise and depth to pursue multiple projects simultaneously. Since 1996, the Company has secured eight new contracts in core markets, with estimated annual revenues of $67.1 million.

EXPANDING PROFITABLY INTO NEW MARKETS AND VENUES

     The Company has identified international food and beverage concessions and shopping mall food courts as its primary growth markets. Since 1996, the Company has secured 14 new contracts in growth markets with estimated annual revenues of $91.0 million.

     During 1998, the Company commenced operations at the Kuala Lumpur International Airport in Malaysia and added a new international airport contract at China's Shenzhen Huangtian International Airport, which increased the Company's presence to six countries outside of the United States.

     The Company believes that food court opportunities in large malls align well with the operating skills and brand expertise of the Company's management team. The Company developed a concession model for shopping mall food courts in late 1996 and since that time has had great success in changing the way real estate developers view their food courts. By providing mall developers with food courts having branded concepts operated by trained and highly motivated employees, their leasing and property management activities are simplified. In addition, the Company believes that its operating skills, brand portfolio and brand expertise, compared to the skills of individual operators, will provide mall developers with better overall returns and superior service to mall customers.

     During 1998, the Company opened its fourth mall food court at Independence Center Mall near Kansas City, Missouri and its fifth mall food court at the Leesburg Corner Premium Outlets in Leesburg, Virginia. These mall food courts are expected to generate approximately $6.0 million in annualized revenues by 2000.

     The Company announced four new mall contracts in 1998. First, there was an agreement with Forest City Ratner Companies to develop and manage 35,000 square feet of food and beverage operations in its 42nd Street Entertainment and Retail Project located in New York's Times Square. This project will be one of the Company's largest mall and entertainment projects with annual sales expected to exceed $15.0 million once construction of the units has been completed in late 1999. The second contract was a 12-year deal with The Taubman Company to operate the food and beverage concessions in a 7,000 square foot food court in the 1.0 million square foot MacArthur Center in Norfolk, Virginia, which opened in March of 1999. The third contract was a ten-year deal with Glimcher Realty Trust to operate the food and beverage concessions in a 10,800 square foot food court in the 1.3 million square foot Jersey Gardens Mall in Elizabeth, New Jersey, beginning in the late Fall of 1999. The fourth contract was a ten-year deal with Michael Swerdlow Companies, Inc. to operate the food and beverage concessions in a 9,000 square foot food court in the 1.4 million square foot Dolphin Mall in Miami-Dade County, Florida, beginning in 2000. These four new contacts, as well as the Concord Mills Mall contract announced in 1997 (opening late 1999), are expected to generate over $50 million in annualized revenues.


AIRPORT CONCESSIONS

     The Company is the leading provider of airport food, beverage, and retail concessions in the United States. The Company operates concessions at 63 domestic airports, 8 international airports and 17 off-airport locations. The Company's portfolio of airport contracts is highly diversified in the U.S. in terms of geographic location and airport terminal type and size. No single airport contract constitutes a material portion of the Company's total revenues.

     Revenues in the Airport segment, which include domestic and international airports as well as food, beverage, gift and news retail outlets in off-airport locations, totaled $1,028.8 million and $956.7 million in 1998 and 1997, respectively. This segment represented 83.5% of total Company revenues in both 1998 and 1997.

     Revenues from airport concessions were $985.5 million and $913.5 million in 1998 and 1997, respectively. The concentration of revenues from the Company's ten largest airport contracts was 29.3% of the Company's total revenues in 1998 and 29.4% of total revenues in 1997. Airport revenues have grown at a compound annual growth rate of 3.4% over the last three years. Revenues from off-airport locations increased slightly to $43.3 million in 1998.

     All of the Company's airport concessions are operated under contracts with original terms typically ranging from 5 to 15 years. Contracts are generally awarded by airport authorities through a competitive process, but lease extensions are often negotiated before contracts expire. The weighted-average life remaining on the Company's airport contracts was approximately 7.0 years at the end of 1998 compared with 7.2 years at the end of 1997. Rents paid under the contracts averaged 16.0% of the Company's total airport revenues in both 1998 and 1997. Rent payments are typically determined as a percentage of sales subject to a minimum annual guarantee, which may be stated as either a fixed dollar amount per year, a percentage of the prior year's rental obligation, or calculated on a per enplaning passenger basis. During 1998, rent payments for most of the Company's airport contracts exceeded the minimum annual guarantee on those contracts.

     The Company's off-airport concession contracts usually have initial terms of five or more years. The Company leases its premises at a fee, which is negotiated at the time the concession contract is awarded. The weighted-average life remaining on the Company's 17 off-airport concession contracts was approximately 1.8 years at the end of 1998.

OPERATING LOCATIONS

     The Company operates or manages concessions facilities at the following airports:

     UNITED STATES: Anchorage, AK; Atlanta, GA; Baltimore, MD; Billings, MT; Birmingham, AL; Boston, MA; Charleston, SC; Charlotte, NC; Chicago, IL (O'Hare); Cincinnati, OH; Cleveland, OH; Columbia, SC; Corpus Christi, TX; Dallas, TX
(DFW); Dayton, OH; Detroit, MI; Fort Myers, FL; Grand Rapids, MI; Harlingen, TX; Hartford, CT; Honolulu, HI; Houston, TX; Indianapolis, IN; Jackson, MS; Jacksonville, FL; Kansas City, MO; Kauai, HI; Las Vegas, NV; Little Rock, AR; Los Angeles, CA (LAX); Louisville, KY; Lubbock, TX; Maui, HI; Memphis, TN; Miami, FL; Milwaukee, WI; Minneapolis, MN; New York, NY (JFK); New York, NY (La Guardia); Newark, NJ; Omaha, NE; Ontario, CA; Orange County, CA; Orlando, FL; Phoenix, AZ; Portland, ME; Raleigh, NC; Reno, NV; Sacramento, CA; Salt Lake City, UT; San Diego, CA; San Francisco, CA (SFO); San

Jose, CA;  Sarasota,  FL; Savannah,  GA; Seattle,  WA; St. Louis, MO; Tampa, FL;
Toledo,  OH;  Washington,   D.C.  (Dulles);   Washington,  D.C.  (Ronald  Reagan
Washington National); West Palm Beach, FL; and Wichita, KS.

     INTERNATIONAL: Auckland, New Zealand; Cairns, Australia; Christchurch, New Zealand; Kuala Lumpur, Malaysia; Melbourne, Australia; Vancouver, Canada; Montreal, Canada; Schiphol, The Netherlands; and Shenzhen, China (operations commenced in January 1999).

     The Company operates or manages concessions at the following off-airport locations:

     Dallas Reunion Arena, Houston Space Center, Empire State Building Observatory, New Orleans Aquarium, Atlantic City (4 sites), Las Vegas (4 sites), Memphis Peabody Hotel Gift Shop, Polynesian Cultural Center, Raleigh Crabtree Hotel Gift Shop, Reno-Souvenir & Gift Emporium, Orlando Arena, and Bob Carr Performing Arts Center.

     The airport segment facilities operated by the Company offer five product lines which are described below.

BRANDED FOOD AND BEVERAGE CONCESSIONS

     The Company has been a pioneer in providing airport travelers with well-known food and beverage branded concessions such as Burger King, Starbucks Coffee, Pizza Hut, Sbarro, Cinnabon, Cheesecake Factory, California Pizza Kitchen ASAP, Nathan's Famous, Chili's Too, TCBY "Treats," Taco Bell, Dunkin Donuts and Popeyes. These branded concepts typically perform better and produce higher RPE as compared to non-branded concepts. Brand awareness, customer familiarity with product offerings, and the perception of superior value and consistency are all factors contributing to higher RPE in branded facilities. As a licensee or franchisee of these brands, the Company pays royalty fees ranging from 2% to 10% of total sales. Royalties expense as a percent of branded revenues averaged 6.0% in 1998.

     Branded food and beverage revenues in the airports segment have increased 17.5% when comparing 1998 and 1997. This increase can be attributed to large, new branded concept developments at Chicago, Miami, Cleveland, Los Angeles, Minneapolis and San Francisco airports. Airport branded product sales increased to $295.8 million, or 28.8% of airport segment revenues, for 1998 compared with $251.8 million, or 26.3% of airport segment revenues, for 1997.

NON-BRANDED FOOD AND BEVERAGE CONCESSIONS

     These concessions are operated under a generic name and serve primarily non-branded food and beverages in a restaurant or cafeteria-style setting. The majority of the food sold in these facilities is prepared on the premises and includes fresh salads, hot dogs, hamburgers, sandwiches and desserts. While branded items such as Pizza Hut Personal Pan Pizza are sold through separate vending stands within these facilities, the majority of the sales are non-branded food and beverage revenues. Non-branded food and beverage revenues generated approximately 35.3% of airport segment revenues in 1998 and 36.6% of airport segment revenues in 1997, reflecting the Company's efforts to transform its core airport markets from generic offerings to a blend of international, internal and unique local branded concepts. Revenues of non-branded food and beverage products were up $13.3 million, or 3.8%, to $363.3 million when comparing 1998 and 1997.

ADULT BEVERAGES

     The Company serves alcoholic and nonalcoholic drinks, together with selected food items, through specialty lounges (generally operated under the Premium Stock Airpub name), restaurants, cafeterias, and microbrewery pubs. These facilities are designed to provide a comfortable and convenient environment for passengers waiting for their flights. During 1998, the Company continued to introduce its popular microbrewery pubs which include, among others, Samuel Adams Brew House and Shipyard Brew Pub. These bar and grill concepts bring local flavors to the Company's airport contracts and complement the Company's proprietary Premium Stock Airpub lounges. Other specialty lounges introduced in 1998 include Fox Sports Sky Box, a bar and grill concept developed with sports innovator Fox Sports; the world's first Jose Cuervo Tequilaria; and Casa Bacardi. Adult beverages generated approximately 16.8% of airport segment revenues in both 1998 and 1997. Adult beverage sales in the airport segment were up $12.3 million, or 7.7%, in 1998 when compared with 1997.

MERCHANDISE OUTLETS

       The Company operates branded and nonbranded merchandise outlets at 26 airport locations and 13 off-airport locations. The Company's merchandise shops sell newspapers, magazines, souvenirs, gifts, books, snacks and other convenience items. The Company utilizes a team of merchandise specialists who, based on extensive research, create exciting visual displays, bring in custom-designed merchandise that reflects the regional flavor and develop marketing programs which capture customer interest. In an effort to maximize RPE, the Company continues to add internally developed specialty retail concepts such as Simply Books, Global News, News Connection and Aviation, Inc. as well as develop and sublease specialty retail concepts such as Tie Rack, Victoria's Secret, Lands End, The Body Shop and Johnston and Murphy. During 1998, the Company acquired Sky Gifts, Inc., a concession company operating eight retail locations at the Phoenix Sky Harbor International Airport with estimated annualized revenues of $7.0 million. Merchandise outlets generated approximately 15.8% and 16.1% of total airport concession sales in 1998 and 1997, respectively. Merchandise sales in the airport segment increased by $7.8 million in 1998 to $162.3 million when compared with 1997.

DUTY-FREE SHOPS

     Duty-free shops sell items such as liquor, tobacco, perfume, leather goods, cosmetics and gifts on a tax- and duty-free basis to international travelers. The Company's largest airport duty-free operations are located at Detroit Metro International Airport, Sea-Tac International Airport, Hartsfield Atlanta International Airport and Minneapolis/St. Paul International Airport. Duty-free shops generated approximately 3.3% and 4.2% of total airport segment revenues in 1998 and 1997, respectively. Duty-free merchandise sales totaled $34.5 million during 1998, a decrease of 13.3% compared to 1997, primarily due to weaker enplanements stemming from the slowdown in the Asian economy and lower spending by Asian travelers.

OUTLOOK

     In March of 1998, the Federal Aviation Administration ("FAA") forecasted long-term average annual passenger enplanement growth of U.S. carriers of 3.7% through the year 2009. Given recent trends in the airline industry, 1999 enplanement growth may be less than the long-term average growth rate. The U.S. airport concession industry is expected to continue to benefit from strong industry fundamentals and the expansion of low-fare airline carriers. In addition, to sustain low-fare positioning and improve financial performance, most airlines have lowered their costs by reducing or eliminating inflight catering services. The Company continues to benefit from this trend with an increased opportunity to serve passengers whose needs are not met in the air as a result of the reduction in airline catering services.

     The transformation of the Company's core airport markets from generic offerings to a blend of international, internal and unique local branded concepts will attract more customers. Currently, branded food and beverage revenues make up only 44.9% of the Company's total food and beverage revenues in the airport segment (28.8% of total airport segment revenues), demonstrating the considerable potential for growth. Further, the Company is committed to refining its core operating processes to improve efficiencies, reduce costs and increase revenues. The Company has renewed its focus on managing food cost and labor productivity while continuing to improve customer service. Several initiatives are under way to focus on loss prevention, recruiting and associate selection, development and training. Further, the Company expects continued success in 1999 and beyond in making its core airport concessions contracts more profitable through new concepts and operating excellence initiatives.

     Over the next three years, 31 airport concessions contracts representing approximately $183.8 million, or 13.6% of annualized total revenues, will come up for renewal. The Company expects continued success in retaining such contracts and is committed to striving for the highest levels of product quality and improved customer satisfaction. Over that same period, 10 off-airport concessions contracts representing approximately $26.6 million, or 2.0% of annualized total revenues, will come up for renewal.

TRAVEL PLAZA CONCESSIONS

     The Travel Plazas segment consists of 92 travel plazas spread throughout 13 tollroads, which is the largest network of travel plazas in the U.S. The Company's travel plazas are located in the mid-Atlantic, midwestern and northeastern states, as well as in Florida. The Company operates or manages these travel plazas and it currently holds the leading market position on each of the top ten tollroads on which it operates or manages. The relatively high level of traffic on tollroads in the mid-Atlantic and northeastern states makes those roads the highest revenue-producing tollroads.

     Revenues in the travel plaza business segment, including management fees, were $181.1 million and $174.2 million in 1998 and 1997, respectively. The Company's travel plaza concession revenues in 1998 and 1997 were approximately 14.7% and 15.2%, of the Company's total revenues (including management fees), respectively. The five largest travel plaza contracts accounted for approximately 12.5% and 12.9% of total revenues (including management fees) in 1998 and 1997, respectively. No single travel plaza contract constitutes a material portion of the Company's total revenues.

     Travel plazas are operated or managed under contracts with highway authorities that are typically 10 to 15 years in duration. Contracts are awarded through a competitive process, but lease extensions often can be negotiated before contracts expire. The weighted-average remaining life of the Company's managed and operated travel plaza contracts was approximately 6.1 years at the end of 1998.

     The Company offers branded concepts in a clean, safe environment, which are designed to appeal to travelers who desire high-quality meals without exiting the tollroad. Travel plaza concessions are dominated by branded concepts, which comprised 79.5% of travel plaza concessions revenues in 1998 (87.9% of travel plaza food and beverage revenues). The core business of most travel plazas is a food court offering branded concepts, including Burger King, Roy Rogers, Bob's Big Boy, Sbarro, TCBY "Treats", Starbucks Coffee, Pizza Hut Express, Miami Subs Grill, Dunkin Donuts and Popeye's. Retail gift shops selling souvenirs, postcards, snacks, newspapers and magazines frequently are located adjacent to these food courts and accounted for approximately $15.9 million, or 9.6% of revenues in 1998. Travel plazas generally include automated teller machines, vending machines and business centers and all of the facilities are accessible to the disabled.

OPERATING LOCATIONS

     The Company operates or manages travel plazas on the following tollroads:

     Atlantic City Expressway; Delaware Turnpike; Florida's Turnpike; Garden State Parkway; Illinois Tollway; Maine Turnpike; Maryland Turnpike; Massachusetts Turnpike; New Jersey Turnpike; New York Thruway; Ohio Turnpike; Pennsylvania Turnpike; and West Virginia Parkways.

OUTLOOK

     The Company has projected, based on historical experience, that the impact on travel plaza revenue growth due to growth in tollroad traffic in the Northeastern corridor of the U.S. will be approximately 1% to 2% on an annual basis. Moderate pricing increases and the introduction of new branded food and beverage concepts, to replace mature brands, are expected to further increase revenues in 1999 and beyond. Management is focused on operational excellence and has dedicated resources to review opportunities for renewing key contracts and adding new brands.

     Over the next three years, four travel plaza concessions contracts representing approximately $38.1 million, or 2.8%, of annualized total Company revenues, will come up for renewal. Over the next three years, one managed travel plaza contract will come up for renewal. Management fee income relating to this managed contract totaled $1.6 million in 1998. The Company expects continued success in retaining both operated and managed contracts.

SHOPPING MALL CONCESSIONS

     The Shopping Malls segment includes food facilities at six malls. The food facilities are principally located in a food court setting within the shopping mall. The Company's portfolio of shopping mall concession contracts is diversified in the U.S. in terms of geographic location and mall developer.

     Shopping mall food court concessions generated $22.1 million of revenues in 1998, approximately 1.8% of total Company revenues and generated $15.4 million in revenues in 1997, approximately 1.3% of total Company revenues. Total food and beverage revenues accounted for 98.2% of the segment's revenues in 1998, compared with 98.7% in 1997. Retail sales comprised 1.8% of the Company's shopping mall concession revenues compared with 1.3% in 1997. No single contract constitutes a material portion of the Company's total revenues.

     Shopping mall food court concessions contracts usually have initial terms of 10 to 12 years with the Company's rights to extend an additional 5 to 20 years. Rent payments are determined as a percentage of sales subject to a minimum fee, which is negotiated at the time the concession contract is awarded. The weighted-average remaining life, including extension rights, of the Company's shopping malls contracts was approximately 18.2 years, up from 11.8 years in 1997 due to the addition of new mall locations with longer average contract lives.

OPERATING LOCATIONS

     The Company operates concessions at the following shopping mall locations:

     Grapevine Mills Mall, Ontario Mills Mall, Vista Ridge Mall, Independence Center Mall, Leesburg Corner Premium Outlets and MacArthur Center (operations began in March of 1999).

OUTLOOK

     The Company is actively pursuing new food court operations both in new malls and malls undergoing renovation. With the opening of MacArthur Center mall in Norfolk, Virginia, in March of 1999, the Company increased its operations to six shopping mall food courts and is scheduled to have four additional openings in 1999. The annualized revenue from these 10 contracts is estimated to be over $80.0 million. The Company expects to begin operations at the Concord Mills Mall near Charlotte, North Carolina, in late 1999, the Jersey Gardens Mall in Elizabeth, New Jersey, in Fall of 1999, the Times Square 42nd Street Project in New York in late 1999, and the Dolphin Mall in Miami-Dade County, Florida, in 2000.

     Since entering the mall food court business three years ago, the Company has gained valuable experience, especially in the area of matching the number of concession facilities with volume of customer traffic. The Company will leverage this experience to new projects going forward to increase the profitability of this segment. The Company will continue its aggressive shopping mall food court development efforts in 1999 and in future years. For the next several years, start-up costs are expected to be high as the Company initially expands into this business segment.

THE DISTRIBUTION

     Host Marriott Services is the successor to the food, beverage and retail concession businesses of Host Marriott Corporation ("Host Marriott"). On December 29, 1995 (the "Distribution Date"), Host Marriott distributed, through a special dividend to holders of Host Marriott's common stock, 31.9 million shares of common stock of Host Marriott Services (the Company's parent), resulting in the division of Host Marriott's operations into two separate companies. The shares were distributed on the basis of one share of Host Marriott Services' common stock for every five shares of Host Marriott stock.

RELATIONSHIP WITH HOST MARRIOTT

      For purposes of governing certain of the ongoing relationships between Host Marriott Services and Host Marriott after the Distribution and to provide for an orderly transition, Host Marriott Services and Host Marriott entered into various agreements, including a Distribution Agreement, an Employee Benefits Allocation Agreement and a Transitional Services Agreement. The agreements established certain obligations for Host Marriott Services to issue shares upon exercise of Host Marriott warrants, which Host Marriott Services has since fulfilled its obligation, and to issue shares or pay cash to Host Marriott upon exercise of stock options and upon release of deferred stock awards held by certain former employees of Host Marriott.

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

     As a part of the Continuing Services Agreement, the Company paid Marriott International $75.4 million, $77.3 million and $76.9 million for purchases of food and supplies and paid $8.8 million, 9.8 million and $10.7 million for corporate support services during 1998, 1997 and 1996, respectively.

     NONCOMPETITION AGREEMENT. In connection with the MI Distribution, Host Marriott and Marriott International entered into a Noncompetition Agreement dated October 8, 1993 (the "Noncompetition Agreement") pursuant to which Host Marriott and its subsidiaries, including those comprising its food, beverage and retail concession businesses (the "Operating Group"), are prohibited from entering into, or acquiring an ownership interest in any entity that operates, any business that (i) competes with the food and facilities management business as currently conducted by Marriott International's wholly-owned subsidiary, Marriott Management Services, Inc. ("MMS," with such business being referred to as the "MMS Business"), provided that such restrictions do not apply to businesses that constitute part of the business comprising the then Host Marriott's Operating Group or (ii) competes with the hotel management business as conducted by Marriott International, subject to certain exceptions. Marriott International is prohibited from entering into, or acquiring an ownership interest in any entity that operates, any business that competes with the businesses comprising the then Host Marriott's Operating Group, providing that such restrictions do not apply to businesses that constitute a part of the MMS Business. The Noncompetition Agreement provides that the parties (including Host Marriott Services) and any successor thereto will continue to be bound by the terms of the agreement until October 8, 2000. On March 27, 1998, the MMS Business became the principal business of Sodexho Marriott Services, Inc., which was combined with the North American operations of Sodexho Alliance S.A. The rights and duties of Host Marriott Services under the noncompetition agreement with Marriott International were preserved in the transaction. Sodexho Marriott Services, Inc. is now a party to the noncompetition agreement with Host Marriott Services.

     LICENSE AGREEMENT. Pursuant to the terms of a License Agreement between Host Marriott and Marriott International dated October 8, 1993 (the "License Agreement"), the right, title and interest in certain trademarks, including the "Marriott" name, were conveyed to Marriott International and Host Marriott and its subsidiaries, including those comprising the Operating Group. As a result, Host Marriott Services was granted a license to use such trademarks in its corporate name and in connection with the Operating Group business subject to certain restrictions set forth in the License Agreement. In connection with the Distribution, Host Marriott Services and Marriott International entered into a new License Agreement pursuant to which Host Marriott Services and its subsidiaries, retained the license to use such trademarks subject to the License Agreement.

COMPETITION

     The Company competes with certain international, national and several regional and local companies to obtain the rights from airport, highway and municipal authorities, and shopping mall developers to operate food, beverage and retail concessions. The U.S. airport food and beverage concession market is principally serviced by several companies, including the Company, CA One Services, Concessions International and McDonald's. The U.S. airport retail concession industry is more fragmented. The major competitors include: Paradies Shops, W.H. Smith, Duty Free International, DFS Group Limited and Hudson News. The U.S. tollroad market principally is served by the Company and McDonald's, with Hardee's holding a minor share of the segment. The shopping mall concessions segment is fragmented and principally dominated by individual operators. The international concession market is fragmented, with Compass Group holding the leading market share in European airports and Canadian Airways and Railway Association holding the leading market share in Canada.

     To compete effectively, the Company regularly updates and refines its product offerings (including the addition of branded products) and facilities. Through these efforts, the Company strives to generate higher sales per square foot of concession space and thereby increase returns to the Company's clients (airport and highway authorities and mall developers) and Brand Partners, as well as to the Company. Attaining these financial results, as well as striving to achieve higher customer and client satisfaction levels, enhances the Company's ability to renew contracts or obtain new contracts.

GOVERNMENT REGULATION

     The Company is subject to various governmental regulations, such as environmental, employment, health and safety regulations and regulations related to security of airports. The Company maintains internal controls and procedures to monitor and comply with such regulations. The cost of the Company's compliance programs is not material.

EMPLOYEES

     At January 1, 1999, the Company or its subsidiaries directly employed approximately 24,100 employees. Approximately 6,100 of these employees are covered by collective bargaining agreements, which are subject to review and renewal on a regular basis. The Company has good relations with its unions and has not experienced any material business interruption as a result of labor disputes.

ITEM 2.  PROPERTIES

     In addition to the operating properties discussed in Item 1. Business above, Host Marriott Services leased 88,000 square feet of office space in Bethesda, Maryland, which serves as Host Marriott Services' corporate headquarters. The majority of the leased space is covered under an initial lease agreement that expires on December 31, 2003 and Host Marriott Services has the right to renew the lease for one five-year term. A second lease for certain additional space expires on December 31, 2006.

     The Company's telephone number is (301) 380-7000. Business results, financial reports and press releases of Host Marriott Services can be obtained via fax, mail or audio playback by dialing 1-888-380-HOST. Such information can also be accessed on Host Marriott Services' Web Site at www.hmscorp.com on the Internet's World Wide Web.

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

ITEM 6. SELECTED FINANCIAL DATA

       The following table presents summary selected historical financial data derived from the Company's audited consolidated financial statements as of and for the five most recent fiscal years ended January 1, 1999. The information in the table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company included elsewhere herein. The Company's fiscal year ends on the Friday closest to December 31.


------------------------------------------------------------- ---------- ---------- ---------- ---------- ----------
                                                               1998(1)    1997(2)    1996(3)    1995(4)    1994(5)
------------------------------------------------------------- ---------- ---------- ---------- ---------- ----------

                                                                                    (IN MILLIONS)

STATEMENT OF OPERATIONS DATA:
    Total revenues                                              $1,232     $1,146     $1,140       $993       $944
    Operating profit                                                59         66         60          2         22
    Income (loss) before extraordinary item                         23         20         13        (42)       (14)
    Net income (loss)                                               23         20         13        (51)       (14)
    Dividends declared and paid to parent                            6        ---        ---        ---        ---

BALANCE SHEET DATA:
    Total assets                                                   531        500        538        473        523
    Borrowings under line-of-credit agreement                       12        ---        ---        ---        ---
    Total long-term debt                                           407        407        408        409        393
    Shareholder's deficit                                          (94)      (111)      (130)      (150)       (47)

OTHER OPERATING DATA:
    Cash flows provided by operations(6)                            74         46         99         46         57
    Cash flows used in investing activities                       (104)       (75)       (50)       (43)       (32)
    Cash flows provided by (used in) financing activities            3         (4)        (1)        18        (29)
    EBITDA(7)                                                      119        120        110         94         85
    Cash interest expense                                           39         39         39         40         41

------------------------------------------------------------- ---------- ---------- ---------- ---------- ----------

(1) The results for 1998 included $5.9 million of write-downs of long-lived assets and a $11.1 million tax benefit to recognize the anticipated utilization of certain tax credits previously considered unrealizable.
(2) The results for 1997 included $4.2 million of write-downs of long-lived assets, $3.9 million of restructuring charge reversals related to the 1995 restructuring plan and a $1.9 million tax benefit to recognize the utilization of certain tax credits previously considered unrealizable.
(3)  Fiscal year 1996 includes 53 weeks.  All other years include 52 weeks.
(4) The results for 1995 included $22.0 million of write-downs of long-lived assets (reflecting the adoption of a new accounting standard) and $14.5 million of restructuring charges related to initiatives to improve future operating results.
(5) The results for 1994 included a $12.0 million charge for the transfer of an unprofitable stadium concessions contract to a third party, which was partially offset by a $4.4 million reduction in self insurance reserves for general liability and workers' compensation claims.
(6) Cash flows provided by operations in 1996 and 1997 were affected by the Company's transition to a new financial system. Current liabilities were temporarily high at the end of 1996 and were reduced to seasonal levels in 1997.
(7) EBITDA consists of the sum of consolidated net income (loss), interest, income taxes, depreciation and amortization and certain other noncash items (principally restructuring reserves and asset write-downs, including subsequent payments against such previously established reserves). EBITDA data is presented because such data is used by certain investors to determine the Company's ability to meet debt service requirements and is used in certain debt covenant calculations required under the Senior Notes Indenture. The Company considers EBITDA to be an indicative measure of the Company's operating performance. EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business; however, such information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations. In order to conform to the 1998 presentation, EBITDA has been revised for fiscal years 1994 through 1997 to exclude interest income. The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On December 29, 1995, Host Marriott Services Corporation ("Host Marriott Services") became a publicly traded company and the successor to Host Marriott Corporation's ("Host Marriott") food, beverage and retail concession businesses in travel and entertainment venues. On that date, 31.9 million shares of common stock of Host Marriott Services were distributed to the holders of Host Marriott's common stock in a special dividend (the "Distribution" - see Note
13). Host International, Inc. (the "Company") is the principal wholly-owned subsidiary of Host Marriott Services.

     The Company receives fees for managing six tollroad contracts for Host Marriott Tollroads, Inc. ("Host Marriott Tollroads"), which is a wholly-owned subsidiary of Host Marriott Services. Base management fees related to these travel plaza contracts are based on a percentage of total revenues generated by each of the travel plazas, with additional incentive management fees determined as a percentage of available cash flow. Management fees received related to these travel plaza concession facilities totaled $14.6 million, $13.9 million and $13.9 million in 1998, 1997 and 1996, respectively.

     Over 80% of the Company's annual revenues, excluding management fees, are generated from operating food and beverage concessions with the remaining being generated from news, gift and specialty retail concessions. The Company's core operations, domestic airport and travel plaza concessions, accounted for over 90% of total 1998 revenues. The Company's diversified branded concept portfolio, which consists of over 100 internationally known brands, regional specialty concepts and proprietary concepts, is a unique competitive advantage in the marketplace.

     The Company's revenues and operating profit, excluding general and administrative expenses and unusual items, have grown at a compound annual growth rate ("CAGR") of 4.0% and 4.7% over the past three years (including management fees). Revenue growth has been driven primarily by increased customer traffic in airports and on tollroads, improvements in product offerings through the introduction of branded concepts, moderate increases in menu prices and success in winning new business and retaining contracts in core markets. Despite the growth in revenues, operating profit margins were constrained in 1998 by the slowdown in the Asian economy, the Northwest Airlines pilots' strike, short-term business disruptions due to facility construction, Year 2000 costs, tightening labor markets and the addition of several new concepts with higher cost of sales. The lowering of menu prices as part of several large new contract renewals during 1998 also negatively affected margins.

     The Company's airport segment, which includes domestic and international airports as well as food, beverage, gift and news retail outlets in off-airport locations, contributed approximately 83.5% of the Company's total revenues in fiscal year 1998. Airport segment revenues and operating profit, before general and administrative expenses and unusual items, have grown at a CAGR of 3.4% and 4.1%, respectively, over the last three years.

     The Company's travel plazas concessions contributed approximately 14.7% of the Company's total revenues in fiscal year 1998 (including management fees). Since 1996, travel plazas revenues and operating profit, before general and administrative expenses and unusual items, have grown at a CAGR of 1.9% and 10.7%, respectively, including management fees.

     The remaining 1.8% of the Company's 1998 revenues were generated from the operation of food court facilities at shopping malls. Shopping mall revenues have grown significantly since the Company entered this start-up business and began operations at its first mall food court in 1996. Since that time, two mall contracts were added in 1997 and two additional contracts were added in 1998. The operating profit, excluding general and administrative expenses and unusual items, has been constrained by pre-opening expenses of new mall projects, start-up inefficiencies and lower than anticipated operating performance at two locations.

     Certain minor reclassifications were made to the 1997 and 1996 financial information to conform to the 1998 presentation.


1998 COMPARED TO 1997

REVENUES

     Revenues for the year ended January 1, 1999 increased by 7.5% to $1,232.0 million compared with revenues of $1,146.3 million for the year ended January 2, 1998. Revenues were driven by strong growth in domestic airport food and beverage concessions, particularly from sales at locations recently opening new branded concepts. An increase in enplanements, customer traffic on tollroads, the opening of two new mall contracts in the fourth quarter of 1997 and the conversion of the Miami International Airport contract from a management agreement to an operating agreement during the second quarter of 1998 all contributed to overall revenue growth.

AIRPORTS

     Airport segment revenues increased 7.5% to $1,028.8 million in 1998 from $956.7 million a year ago.

     Airport concession revenues were up $72.0 million, or 7.9%, to $985.5 million for fiscal year 1998. Domestic airport concession revenues grew 8.1%, to $918.6 million for 1998, with passenger enplanements up an estimated 1.7% over last year and revenue per enplaned passenger up 6.3%. RPE is the primary measure of how effective the Company is at capturing potential customers and increasing customer spending. Moderate increases in menu prices, the opening of new branded concepts at a number of the Company's larger locations, including Miami, Los Angeles, San Francisco, Minneapolis and Cleveland, and various real estate maximization efforts contributed to the growth in RPE. International airport revenues were up 5.2% to $66.9 million. The opening of the Company's operations at the Montreal International Airport - Dorval in Canada during 1997 contributed to the increase in international airport revenues. International results were affected by exchange rate fluctuations and by weaker enplanements stemming from the slowdown in the Asian economy. The slowdown in the Asian economy has also had a negative impact on a number of the Company's duty-free operations in several key gateway airports in the United States.

     Revenues in off-airport locations increased slightly to $43.3 million in 1998 from $43.2 million in 1997.

TRAVEL PLAZAS

     Travel plaza concession revenues for 1998 were up 3.9% to $166.5 million. In addition, travel plaza management fee income for 1998 was $14.6 million compared with $13.9 million in 1997. Revenue growth benefited from increased tollroad traffic due to low gasoline prices, moderate increases in menu prices and the introduction of several new branded concepts to selected locations, including Starbucks Coffee and Pizza Hut Express. Travel plazas, including management fees received, consistently produce a significant portion of the Company's overall cash flow, contributing approximately 21% and 20% of total operating cash flow in 1998 and 1997, respectively.

SHOPPING MALLS

     Shopping mall food court concession revenues increased $6.7 million to $22.1 million in 1998. This increase in revenues was a result of the Company's continued expansion into shopping mall food court concessions. The Company's entry into this start-up business has not been without challenges. Results were below expectations at one regional mall project where the operating real estate is being phased in to the Company over several years.

     During 1998, the Company opened its fourth food court concessions location at the Independence Center Mall near Kansas City, Missouri, and its fifth food court concessions location at the Leesburg Corner Premium Outlets in Leesburg, Virginia. Also during 1998, the Company announced that it reached an agreement with Forest City Ratner Companies to develop and manage food and beverage operations at the 42nd Street Entertainment and Retail Project located in New York's Times Square; a deal with The Taubman Company to operate the food and beverage concessions at MacArthur Center in Norfolk, Virginia; a deal with Glimcher Realty Trust to operate the food and beverage concessions at Jersey Gardens Mall in Elizabeth, New Jersey; and a deal with Michael Swerdlow Companies, Inc. to operate the food and beverage concessions at Dolphin Mall in Miami-Dade County, Florida.

OPERATING COSTS AND EXPENSES

     The Company's total operating costs and expenses increased to 95.2% of total revenues compared with 94.2% of total revenues in 1997. The operating profit margin decreased to 4.8% in 1998 compared with 5.8% in 1997 and reflects a 60 basis point increase in the cost of sales margin and a 60 basis point increase in the payroll margin. Further constraints on the operating profit margin include significant facility construction at several key airports, shopping mall start-up activities and Year 2000 costs. Several initiatives are under way to focus on loss prevention, recruiting and associate selection, development and training. The Company is also evaluating new ways to better leverage its size through technology and process changes.

     Cost of sales increased 9.9% above last year to $362.2 million, reflecting a 60 basis point increase in the cost of sales margin, which totaled 29.4%. The margins are influenced by a mix shift to higher cost of product concepts, such as Starbucks, and the lowering of menu prices as part of large new contract renewals in 1998. In addition, the Company experienced commodity cost increases in produce, premium coffee beans and dairy products when comparing 1998 and 1997.

     Payroll and benefits totaled $371.5 million during 1998, a 9.8% increase over 1997. Payroll and benefits as a percentage of total revenues increased 60 basis points to 30.2%. The increase in the payroll and benefits margin reflects the impact of the Northwest Airline's pilots strike, which, despite the Company's short-term layoffs, more than offset benefits from the use of labor scheduling software and the implementation of store manager training programs. In addition, payroll margins increased due to construction of new concessions at several airports and to slight tightening in local labor markets.

     Rent expense totaled $188.9 million for 1998, an increase of 4.7% from 1997. Rent expense as a percentage of total revenues decreased 40 basis points in 1998 to 15.3%. Contract rent expense determined as a percentage of revenues decreased during 1998 and can be attributed to sales increases on contracts with fixed rental rates and new or renewed contracts with favorable rent margins.

     Royalties expense for 1998 increased by 13.7% to $25.7 million. As a percentage of total revenues, royalties expense increased 10 basis points to 2.1%. The increase in royalties expense reflects the Company's continued introduction of branded concepts to its airport concessions operations and the continued expansion into the heavily branded shopping mall food court concessions business. Royalties expense as a percentage of branded sales averaged 6.0% in 1998 compared with 6.3% in 1997, reflecting the addition of branded concepts with lower-than-average royalty percentages. Branded facilities generate higher sales per square foot, contribute toward increased RPE, and position the Company to win and retain concession contracts.

     Depreciation and amortization expense, excluding $2.0 million of corporate depreciation on property and equipment, which is included as a component of general and administrative expenses, was $51.8 million for 1998, up 5.5%, excluding $1.7 million of corporate depreciation on property and equipment for 1997. Increased depreciation related to contract extensions, the buildout of new branded locations and amortization of pre-opening costs for new mall contracts was partially offset by lower depreciation related to the write-down of one impaired airport unit in the fourth quarter of 1997.

     General and administrative expenses were $58.0 million for 1998, an increase of 6.8%. Approximately half of the increase related to $1.1 million in external costs and approximately $0.8 million of internal costs relating to the Company's Year 2000 compliance program. The level of corporate expenses incurred during 1998 also reflects increased costs related to annual salary increases and some additional corporate resources to focus on growth initiatives in the Company's core markets and new venues.

     Other operating expenses, which include utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, increased 3.5% to $109.2 million total for 1998. Other operating expenses as a percentage of total revenues decreased 30 basis points and reflects operating leverage from revenue growth.

UNUSUAL ITEMS

> During 1998, the Company determined that its investment in an internally used software system was partially impaired because all of the purchased modules of the system that were originally intended to provide operating efficiencies could not be fully implemented. As a result, the Company recorded a partial write-down of $3.5 million of the remaining $5.5 million book value of the system. Also during 1998, the Company determined that its investment in a shopping mall food court contract was fully impaired and recorded a write-down of $2.4 million. The food court contract was a regional mall where the operating real estate under the contract is being phased in to the Company over several years. Customer traffic and capture rates at this mall were well below the Company's expectations and insufficient to support the number of concepts developed (see "Impairments of Long-Lived Assets").

     During 1997, an operating cash flow analysis of one airport concession contract revealed that the Company's investment was partially impaired, resulting in a $4.2 million write-down. The partial impairment was the result of construction cost overruns, airline traffic shifts and weak operating performance. Since the time of the write-down, two major airlines have increased their presence at this location, resulting in significant unexpected enplanement growth. Accordingly, the outlook for 1999 and beyond for this airport location is very positive.

> During 1998 and 1997, the Company recognized the expected utilization of $11.1 million and $1.9 million, respectively, of certain tax credits previously considered unrealizable, resulting in a reduction in the deferred tax asset valuation allowance.

> The 1997 results include a $3.9 million reversal of substantially all of the remaining restructuring reserves to reflect the conclusion of the restructuring plan created in 1995 (see "1995 Restructuring").


OPERATING PROFIT

     Operating profit, excluding unusual items, decreased 2.6% to $64.7 million. The overall operating profit margin, excluding general and administrative expenses and unusual items, decreased to 10.0% in 1998 compared with 10.5% in 1997. This decrease was largely due to the negative effects of the Northwest Airlines' strike and the Asian economic slowdown. The remaining decrease in the operating profit margin resulted from increases in the cost of sales and payroll margins, offset by lower rent and other operating cost margins. Operating profits for airports, prior to the allocation of corporate general and administrative expenses and excluding unusual items, were $99.2 million and $98.1 million for 1998 and 1997, respectively. Operating profits for travel plazas, excluding general and administrative expenses and unusual items, were $24.5 million and $21.3 million for 1998 and 1997, respectively. Operating loss for the shopping mall segment, excluding general and administrative expenses and unusual items, totaled $1.0 million in 1998 compared with operating profits of $1.3 million for 1997.

     The airport segment operating profit margin, excluding general and administrative expenses and unusual items, showed a 70 basis point reduction for 1998 and totaled 9.6%. The travel plazas operating profit margin, excluding general and administrative expenses and unusual items, increased to 13.5% in 1998 from 12.2% in 1997. The shopping mall segment operating loss margin, excluding general and administrative expenses and unusual items, was 4.5% for 1998 compared with an operating profit margin of 8.4% in 1997. The operating loss in 1998 can be attributed to $1.2 million in pre-opening expenses of new mall projects and start-up inefficiencies; however, the Company also experienced lower than anticipated operating performance at two locations.

INTEREST EXPENSE

     Interest expense was $39.9 million for 1998 compared with $39.8 million for 1997. The minimal variance reflects the 9.5% fixed rate of interest on the $400 million of Senior Notes.

INTEREST INCOME

     Interest income decreased $1.3 million to $1.7 million for 1998. Cash balances during 1998 were lower due to the increased level of capital expenditures as well as share repurchases. Cash balances during the first quarter of 1997 were temporarily higher due to a transition to a new financial system at year-end 1996. This transition resulted in beginning cash balances being higher than the Company's normal seasonal level. The 1997 results included $0.4 million of non-recurring interest income relating to a negotiated agreement with an Airport Authority which reimbursed the Company for the cost of funding certain capital improvements. The 1997 interest income also reflected slightly higher short-term interest rates during 1997.

INCOME TAXES

     The benefit for income taxes for 1998 totaled $2.5 million compared with a provision for income taxes of $9.7 million for 1997. The effective tax rate was (12.2)% and 33.0% for 1998 and 1997, respectively. The effective tax rates reflect the recognition of $11.1 million and $1.9 million of certain purchase business combination tax credits previously considered unrealizable in 1998 and 1997, respectively. (see "Deferred Tax Assets")

NET INCOME

     The Company's net income increased 17.9% to $23.1 million. This increase reflects the benefit from recognizing certain tax credits previously thought to be unrealizable, which was offset by a decrease in operating profit, write-downs of certain long-lived assets and lower interest income.

1997 COMPARED TO 1996

REVENUES

     Revenues for the year ended January 2, 1998, which included 52 weeks of operations, increased by $6.6 million to $1,146.3 million compared with revenues of $1,139.7 million for the year ended January 3, 1997, which included 53 weeks of operations.

AIRPORTS

     Airport segment revenues decreased $6.0 million to $956.7 million in 1997 from $962.7 million in 1996 and can be attributed to the expiration of an off-airport food and beverage contract and the planned exit from several off-airport retail contracts in late 1996.

     Airport concessions revenues were up $2.0 million to $913.5 million for 1997. Domestic airport concession revenues decreased by 0.6%, to $849.9 million for 1997 and international airport revenues were up 13.0% to $63.6 million in 1997. The opening of the Company's operations at the Montreal International Airport - Dorval in Canada during 1997 contributed to the increase in international airport revenues, which was partially offset by the negative impact of exchange rate fluctuations in 1997.

     Comparable domestic airport contracts exclude the negative impact of several contracts with significant changes in scope of operation, contracts undergoing significant construction of new facilities and the positive impact of new contracts. Revenue growth at comparable domestic airport locations, which comprise over 90% of total airport revenues, grew a solid 5.9% and reflects an estimated 3.7% growth in passenger enplanements and 2.2% growth in revenue per enplaned passenger ("RPE"), excluding an additional week of operations in 1996 (see "Accounting Period"). The growth in RPE can be attributed to the continued addition of branded locations, selective moderate increases in menu prices and various real estate maximization efforts. Airport revenue growth was achieved despite construction projects in several comparable domestic airport locations, including Cleveland, Los Angeles and Minneapolis, where the Company introduced branded concepts. Revenues also increased despite the benefit of severe winter weather in 1996, which caused air traffic delays, contributing to the Company's airport sales in that year.

       Off-airport concessions revenues were $43.2 million and $51.2 million in 1997 and 1996, respectively. This decrease reflects the expiration of a food and beverage contract and the Company's planned exit from several retail contracts in late 1996.

TRAVEL PLAZAS

     Travel plaza concession revenues for 1997 were $160.3 million, level with 1996. In addition, travel plaza management fee income for 1997 was $13.9 million compared with $13.9 million for 1996. Traffic growth and moderate price increases were offset by one less week of operations during 1997, as well as a slight decrease in revenues per vehicle. Travel plazas, including management fees received, consistently produce a significant portion of the Company's overall cash flow, contributing approximately 20% of total operating cash flow in 1997.

SHOPPING MALLS

     Shopping mall concession revenues increased $12.7 million to $15.4 million in 1997. This increase in revenues was a result of the Company's continued expansion into shopping mall food court concessions. During 1997, the Company opened its second food court concessions location at the Grapevine Mills Mall near Dallas/Fort Worth, and its third food court concessions location at the Vista Ridge Mall in Lewisville, Texas (just outside of the Dallas/Fort Worth area).

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

UNUSUAL ITEMS

> The 1997 results include a $3.9 million reversal of substantially all of the remaining restructuring reserves to reflect the conclusion of the restructuring plan created in 1995 (see "1995 Restructuring").

> During 1997, an operating cash flow analysis of one airport unit in which the Company was obligated to add new facilities revealed that the Company's investment was partially impaired, resulting in a $4.2 million write-down. The partial impairment was the result of construction cost overruns, airline traffic shifts and weak operating performance (see "Impairments of Long-Lived Assets").

> The Company recognized the utilization of $1.9 million of certain tax credits previously considered unrealizable during 1997, resulting in a reduction in the deferred tax asset valuation allowance.

OPERATING PROFIT

     Operating profit increased 10.0% to $66.1 million. The overall operating profit margin, excluding general and administrative expenses and unusual items, increased to 10.5% in 1997 compared with 9.8% in 1996, primarily reflecting the 70 basis point improvement in the cost of sales margin. Operating profits for the airport segment, prior to the allocation of corporate general and administrative expenses and excluding unusual items, were $98.1 million and $91.6 million for 1997 and 1996, respectively. Operating profits for travel plazas, excluding general and administrative expenses and unusual items, were $21.3 million and $20.0 million for 1997 and 1996, respectively. Operating profits for the shopping mall segment, excluding general and administrative expenses and unusual items, totaled $1.3 million and $0.3 million for 1997 and 1996, respectively.

     The airport segment operating profit margins, excluding general and administrative expenses and unusual items, showed a 80 basis point improvement for 1997 and totaled 10.3%. The travel plazas operating profit margins, excluding general and administrative expenses and unusual items, increased 70 basis points to 12.2% in 1997. The shopping mall segment operating profit margin, excluding general and administrative expenses and unusual items, decreased to 8.4% for 1997 compared with 11.1% in 1996.

INTEREST EXPENSE

     Interest expense was $39.8 million for 1997 compared with $40.3 million for 1996. The slight decrease in interest expense reflects the continuing principal reduction in the Company's other long-term debt.

INTEREST INCOME

     Interest income increased $0.6 million to $3.0 million for 1997. Cash balances during the first quarter of 1997 were temporarily higher due to a transition to a new financial system at year-end 1996. This transition resulted in beginning cash balances being higher than the Company's normal seasonal level. The 1997 results included $0.4 million of non-recurring interest income relating to a negotiated agreement with an Airport Authority that reimbursed the Company for the cost of funding certain capital improvements. Also contributing to the increase in interest income were slightly higher short-term interest rates and the Company's increased cash balances in interest-bearing accounts during 1997.

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

NET INCOME

     The Company's net income increased 51.9% to $19.6 million. This increase reflects strong growth in operating profits, an increase in interest income and a lower effective tax rate.



LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its ongoing capital expenditures, debt-service requirements and treasury purchases from cash flow generated from ongoing operations and current cash balances. The Company has more recently drawn on existing credit facilities to fund increased capital spending. In 1999, the Company anticipates using the same sources. However, should significant growth opportunities arise, such as business combinations or contract acquisitions, alternative financing arrangements will be evaluated and considered.

     In May 1995, the predecessor corporation to the Company issued $400.0 million of Senior Notes, which are now obligations of the Company. The Senior Notes, which will mature in May 2005, were issued at par and have a fixed coupon rate of 9.5%. The Senior Notes can be called beginning in May 2000 at a price of 103.56%, declining to par in May 2003. Since 1996, the Company's cash interest coverage ratio has improved from 2.9 to 1.0 to 3.1 to 1.0 in 1998.

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

     The First National Bank of Chicago, as agent for a group of participating lenders, has provided credit facilities ("Facilities") to the Company consisting of a $75.0 million revolving credit facility (the "Revolver Facility") and a $25.0 million letter of credit facility. The revolving credit facility provides for working capital and can be used for general corporate purposes other than hostile acquisitions. At the end of 1998, the Company had drawn $11.6 million of outstanding indebtedness under the revolving credit facility at an average interest rate of 7.77%. All borrowings under the Facilities are senior obligations of the Company and are secured by Host Marriott Services' pledge of, and a first perfected security interest in, all of the capital stock of the Company and certain of its subsidiaries.

     The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Senior Notes Indenture, and provide that dividends payable to Host Marriott Services are limited to 25% of the Company's consolidated net income, as defined in the loan agreements. During 1998 and in compliance with the Facilities, the Company paid $5.6 million of dividends to Host Marriott Services. The loan agreements also contain certain financial ratio and capital expenditure covenants. Any indebtedness outstanding under the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, or the occurrence of certain events of default under the Senior Notes Indenture. As of January 1, 1999, and throughout the two fiscal years ended January 1, 1999, the Company was in compliance with the covenants described above.

     The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital and deferred income taxes, totaled $88.1 million for 1998, $78.1 million for 1997 and $68.4 million for 1996, respectively.

     The primary uses of cash in investing activities consist of capital expenditures and acquisitions. The Company incurs capital expenditures to build out new facilities, including growth initiatives, to expand or reposition existing facilities and to maintain the quality and operations of existing facilities. The Company's capital expenditures in 1998, 1997 and 1996 totaled $95.6 million, $66.0 million and $54.9 million, respectively. During 1999, the Company expects to make capital expenditure investments of approximately $81.0 million in its core markets (domestic airport and travel plaza business lines) and $35.0 million in growth markets (international airports and food courts in shopping malls). Over the long term, capital expenditures in core markets have ranged from below 3% to nearly 10% of revenues, with a median of approximately 4%. The Company's recent success in winning new contracts and renewing existing ones, which extended the Company's overall weighted-average contract lives, has resulted in 1998 capital expenditures as a percentage of revenues at the upper end of the historic range. Multi-year construction projects at these recently renewed and new contracts are expected to result in capital expenditures of approximately 7% of revenues in 1999. In 2000, the Company expects capital expenditures in its core markets to begin to decline reaching approximately 5% of revenues in 2001.

     The Company's cash provided by financing activities in 1998 was $3.0 million compared with cash used in financing activities of $4.0 million and $0.8 million in 1997 and 1996, respectively. Cash provided by financing activities in 1998 included cash inflows from the line-of-credit borrowings totaling $11.6 million and proceeds from the issuance of debt of $1.4 million, offset by $5.6 million of dividends paid to Host Marriott Services, a $3.5 million payment of the Company's obligation to pay for the 1997 exercise of nonqualified stock options and the 1997 release of deferred stock incentive shares held by certain former employees of Host Marriott corporation as well as $1.1 million of debt repayments.

     Cash used in financing activities during 1997 consisted of a $2.2 million payment in settlement of the Company's obligation to pay for the 1996 exercise of nonqualified stock options and the 1996 release of deferred stock incentive shares held by certain former employees of Host Marriott Corporation and $1.7 million of debt repayments.

     The Company manages its working capital throughout the year to effectively maximize the financial returns to the Company. If needed, the Company's Revolver Facility provides funds for liquidity, seasonal borrowing needs, increased capital spending and other general corporate purposes. In the fourth quarter of 1996, the Company transitioned to a new financial system. As a result of the transition, the Company experienced temporarily high balances in cash and cash equivalents and current liabilities at year-end 1996 and encountered systems-related issues. During 1997, the Company reduced its cash and cash equivalents and current liabilities balances to seasonal levels and worked to resolve other systems issues.

     The Company's consolidated earnings before interest, taxes, depreciation, amortization and other non-cash items ("EBITDA") was $119.0 million in 1998 compared with $119.9 million and $110.0 million in 1997 and 1996, respectively. The EBITDA margin decreased 80 basis points to 9.7% of revenues from 10.5% in 1997 and 9.7% in 1996. The Company's cash interest coverage ratio (defined as EBITDA to interest expense less amortization of deferred financing costs) was
3.1 to 1.0 in 1998  compared  with 3.2 to 1.0 in 1997  and 2.9 to 1.0 for  1996.
EBITDA during 1998 exceeded capital expenditures of $95.6 million. The Company considers EBITDA to be a meaningful measure for assessing operating performance. EBITDA can be used to measure the Company's ability to service debt, fund capital investments and expand its business. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP"). The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

The following is a reconciliation of net income to EBITDA:

       ---------------------------------------------------- -------------- -------------- ---------------
                                                                1998           1997            1996
       ---------------------------------------------------- -------------- -------------- ---------------

                                                                           (IN MILLIONS)
       NET INCOME                                               $   23.1        $   19.6       $   12.9
       Interest, net                                                38.2            36.8           37.9
       (Benefit) provision for income taxes                         (2.5)            9.7            9.3
       Depreciation and amortization                                53.8            50.8           50.4
       Unusual items, net                                            5.9             0.3            ---
       Other non-cash items                                          0.5             2.7           (0.5)
       ---------------------------------------------------- -------------- -------------- ---------------
       EBITDA                                                   $  119.0        $  119.9       $  110.0
       ---------------------------------------------------- -------------- -------------- ---------------

     The Senior Notes Indenture and the Facilities require interest income to be included in the EBITDA calculation. Under this definition, EBITDA totaled $120.7 million, $122.9 million and $112.4 million for 1998, 1997 and 1996, respectively.

IMPAIRMENTS OF LONG-LIVED ASSETS

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

      During 1998, the Company determined that its investment in an internally used software system was partially impaired because all of the purchased modules of the system that were originally intended to provide operating efficiencies could not be fully implemented. As a result, the Company recorded a partial write-down of $3.5 million of the remaining book value of the system of $5.5 million. The Company also determined that its investment in a shopping mall food court contract was fully impaired and recorded a write-down of $2.4 million. The food court contract is a regional mall where the operating real estate under the contract is being phased in to the Company over several years. Customer traffic and capture rates at this mall were well below the Company's expectations and insufficient to support the number of concepts developed.

     During 1997, an operating cash flow analysis of one airport unit in which the Company was obligated to add new facilities revealed that the Company's investment was partially impaired, resulting in a $4.2 million write-down. The partial impairment was the result of construction cost overruns, airline traffic shifts and weak operating performance. Since the time of the write-down, two major airlines have increased their presence at this location, resulting in significant unexpected enplanement growth. Accordingly, the outlook for 1999 and beyond for this airport location is very positive.

1995 RESTRUCTURING

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

DEFERRED TAX ASSETS

     The Company has recognized net assets of $79.7 million and $68.2 million at January 1, 1999 and January 2, 1998, respectively, related to deferred taxes, which generally represent tax credit carryforwards and tax effects of future available deductions from taxable income. During 1998, the Company recognized
$11.1 million of certain purchase business combination tax credits, previously believed unrealizable and reduced the valuation allowance established against these credits to reflect their probable utilization. The purchase business tax credits carryforwards and the related valuation allowance was further reduced by $1.5 million due to adjustments by the Internal Revenue Service. During 1997, the Company recognized the utilization of $1.9 million of certain purchase business combination tax credits previously believed unrealizable, reducing the valuation allowance.

     Management has considered various factors as described below and believes that the Company's recognized net deferred tax assets are more likely than not to be realized.

     Realization of the net deferred tax assets are dependent on the Company's ability to generate future taxable income. During the period 1995 to 1998, the Company would have generated taxable and pretax book income in each year and cumulative taxable and pretax book income for this period of $142.0 million and $74.8 million, respectively, after adjusting for the pro forma effects of certain transfers related to the Distribution and for unusual income and charges. The relationship of pretax book income and taxable income is expected to continue indefinitely, with future originating temporary differences offsetting the reversal of existing temporary differences. The Company's deferred tax assets primarily relate to temporary differences for property and equipment, accrued rent and reserves and to alternative minimum tax and general business tax credit carryforwards. All of these items represent future reductions in the Company's regular tax liabilities.

     Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at January 1, 1999 and January 2, 1998. Management anticipates that increases in taxable income will arise in future periods primarily as a result of the business strategies discussed herein (see "Item 1. Business - Business Strategy") and reduced operating costs resulting from the ongoing restructuring of the Company's business processes. The anticipated improvement in operating results is expected to increase the taxable income base to a level which would allow realization of the existing net deferred tax assets within eight to twelve years.

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

SHAREHOLDER'S DEFICIT

     The level of long-term debt distributed to the Company in connection with its spin-off from Host Marriott was based on the Company's ability to generate sufficient operating cash flow to service the Senior Notes. The level of distributed long-term debt resulted in the Company reflecting a shareholder's deficit of $94.4 million and $111.3 million as of January 1, 1999 and January 2, 1998, respectively.

INFLATION

     The Company's expenses are affected by inflation. While price increases generally can be instituted as inflation occurs, most contracts require landlord approval before prices can be increased, which may temporarily have an adverse impact on profit margins. Management believes that over time, however, the Company will be able to raise prices and sustain profit margins.

ACCOUNTING PERIOD

     The Company's 1998 and 1997 fiscal years contained 52 weeks, while the 1996 fiscal year contained 53 weeks. The Company's fiscal year ends on the Friday nearest to December 31.


RISK FACTORS AND FORWARD-LOOKING STATEMENTS

     This report, the Company's other reports filed with the Securities and Exchange Commission or furnished to shareholders and its public statements and press releases may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning the Company's outlook for 1999 and beyond; the growth in total revenue and earnings in 1999 and subsequent years; the amount of additional revenues expected from new domestic and international shopping mall food court and airport contracts that were added in 1997 or 1998 or that are expected to be added or renewed in 1999 and subsequent years; efforts and expectations relating to Year 2000 compliance; anticipated retention rates of existing contracts in core business lines; capital spending plans; projected cash flows from certain operating units; business strategies and their anticipated results; and similar statements concerning future events and expectations that are not historical facts.

     These forward-looking statements are subject to numerous risks and uncertainties, including the effects of seasonality, airline and tollroad industry fundamentals and general economic conditions (including commodity prices and the current economic downturn in Asia), competitive forces within the food, beverage and retail concessions industries, the availability of cash flow to fund future capital expenditures, government regulation and the potential adverse impact of union labor strikes and the Year 2000 issue on operations. Forward-looking statements are inherently uncertain, and investors must recognize that actual results could differ materially from those expressed or implied by the statements.

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

     INDUSTRY FUNDAMENTALS AND GENERAL ECONOMIC CONDITIONS. The Company could be adversely impacted during inflationary periods. If operating expenses increase in the future due to inflation, the Company can recover some of the increased costs by increasing menu prices. However, most contracts require landlord approval before prices can be increased, which could reduce profit margins. In addition, a significant recession could reduce air travel or cause users of the Company's facilities to cancel, reduce or postpone their use of the facilities or cause patrons to reduce their spending on food, beverage and merchandise while at such facilities.

     COMPETITIVE FORCES. The food and beverage and retail concessions business in airports, on tollroads and in shopping malls is highly competitive. The Company competes to retain existing contracts and to obtain new contracts from airport, highway and municipal authorities and shopping mall developers. The Company's contracts generally have a fixed term and in any fiscal year a number of these contracts either expire or come up for renewal. There can be no assurance that the Company will be able to retain and renew existing contracts or obtain new contracts. Competition within the industry is likely to intensify as the Company and its competitors attempt to expand operations. Such intensified competition could have a material adverse impact on the Company's business, financial condition and results of operations (see "Item 1. Business - Competition").

     CAPITAL EXPENDITURES. The Company incurs capital expenditures to build out new facilities, expand or re-concept existing facilities and to maintain the quality and improve operations of existing facilities. The Company funds its capital expenditures with a combination of cash flow generated from ongoing operations, current cash balances and existing credit facilities. There can be no assurance that cash flow from operations in future periods will be adequate to sustain the level of capital expenditures made in prior periods.

     GOVERNMENT REGULATION. The food, beverage and retail concessions business is subject to numerous federal, state and local government regulations, including regulations relating to the sale of alcoholic beverages, preparation and sale of food, employer/employee relations and regulations related to security of airports. The application of these regulations to the Company, such as the loss of a liquor license at an operating location, and changes in these regulations, such as any substantial increases in the minimum wage or mandatory health care coverage, could adversely affect the Company's business, financial condition and results of operations.

     UNION LABOR STRIKES. The Company's operations could be adversely impacted by union labor strikes, such as the Northwest Airlines pilots' strike that occurred during the third quarter of 1998. While such strikes have occurred infrequently in the past, a prolonged strike by an airline's union labor force could reduce air travel, especially in hub locations serviced by the affected airline. Due to the Company's level of fixed operating costs, a significant reduction in passenger enplanements could reduce operating profit margins at airport locations affected by the union strike.

     YEAR 2000. The Company is currently working to resolve the potential impact of the Year 2000 on the Company's operations. If the Company, its customers or its vendors are unable to resolve these issues in a timely manner, it could result in material financial risk to the Company. In January 1999, the General Accounting Office (the "GAO") issued a report concerning the status of airports' Year 2000 readiness. A significant number of airports surveyed did not expect to meet the Federal Aviation Administration's recommended preparation date and had not completed contingency plans. As a result, the GAO reported that it appears likely that there will be some critical equipment failure or malfunction and that airport efficiencies will be degraded, which could result in flight delays or airport closures. The Company can not predict the effect of such delays or closures on its operations. If significant delays were to occur, the Company's results may reflect short-term benefits; however, should extended airport closures occur the Company's results could be materially adversely affected. (See "Other Matters").

     ASIAN MARKETS. During 1998, the deepening of the Asian economic downturn adversely affected a small number of the Company's concessions operations, particularly its duty-free merchandise concessions catering to Asian travelers. The Asian markets are not expected to improve significantly in the near term, resulting in continued negative impact on the Company's operations in these selected airports.


OTHER MATTERS

     The Company is currently addressing Year 2000 issues with action plans for its: (1) information systems, (2) embedded chip systems, including equipment that operates such items as the Company's freezers, air conditioning and cooling systems, fryers and security systems, (3) third-party (vendor and supplier) relationships and (4) contingency planning.

     The Company has established a Year 2000 Project Team, headed by the Chief Information Officer, who reports to the Chief Financial Officer, to resolve significant Year 2000 issues in a timely manner as they are identified. The project steering team includes executive management and employees with expertise from various disciplines including information technology, finance, internal audit, legal and operations. In addition, the Company has retained the services of consulting firms with particular expertise in the Year 2000 problem.

     INFORMATION SYSTEMS. To date, the Company has identified 20 internal systems that will require correction. The Company is resolving Year 2000 issues through replacement of equipment, modification of software and replacement of certain software systems. For mission critical systems, third-party experts will be engaged to verify Year 2000 compliance testing. The Company anticipates that all mission critical information technology systems at corporate headquarters, which perform financial management processes, will be Year 2000 compliant by April 1999 and anticipates that other systems will be completed by the third quarter of 1999.

     EMBEDDED SYSTEMS. As of the end of 1998, a comprehensive inventory of the Company's mission critical and date-sensitive embedded systems had been completed for approximately half of the Company's locations. The remaining locations are expected to be fully inventoried by mid-1999. All manufacturers of inventoried components utilized in the operations have been contacted in order to determine whether the components are Year 2000 compliant. The Company intends to remediate or replace, as applicable, any identified non-compliant systems and expects to complete this process by August 1999. The quality of the responses received from manufacturers, the estimated impact of the individual system on the Company, and the ability of the Company to perform meaningful tests will influence its decision regarding whether to conduct independent testing of embedded systems.

     THIRD-PARTY RELATIONSHIPS. Formal communications with all critical third parties have been initiated to determine potential exposure which would result in their failure to remediate their own Year 2000 issues. These third parties have included the Company's supply chain, airport authorities, financial institutions and utility companies. New business relationships with alternate providers of products and services will be considered if deemed necessary.

     RISKS/CONTINGENCY PLANS. As part of the Company's normal business practice, it maintains plans to follow during emergency circumstances, some of which could arise from Year 2000-related problems. The Company's contingency planning for the Year 2000 will address various alternatives and will include assessing a variety of scenarios to which the Company may be required to react. The Company continues to develop its contingency plans for Year 2000 issues, and each individual location will develop a contingency plan for the impact of Year 2000 business interruptions. The Company's operations are geographically dispersed and it has a large supplier base, which should mitigate any adverse impact resulting from supplier problems.

     POTENTIAL RISKS. Potential sources of risk include operational disruptions caused by equipment failure and the inability of principal suppliers to be Year 2000 compliant, which could result in delays in product deliveries from such suppliers. Utility services, including electric, telephone and water, are necessary for the Company's basic operations. Should any of these critical vendors fail, the impact of any such failure could become a significant challenge to the Company's ability to operate its facilities at individual locations. Based on the information supplied to date by the Company's critical vendors and suppliers, the Company believes the probability of such failures to be low. However, the Company's action plan emphasizes continued monitoring of the progress of these critical vendors and suppliers toward their Year 2000 compliance.

     In addition, the Company's operations may also be affected by Year 2000 issues facing the Federal Aviation Administration and the airlines related to air traffic control systems, aircraft equipment and security systems used in airports. These issues could potentially lead to degraded flight safety, grounded or delayed flights, selected airport closures, increased airline costs and customer inconvenience. Since the Company is not responsible for addressing these issues, it cannot control or predict the impact on future operations of the Year 2000 problem as it pertains to air traffic control and airport security systems. If airline passenger traffic declines significantly in late 1999 and the year 2000 as a result of Year 2000 problems experienced by the FAA or individual airlines or the public's fear of such problems, the Company's results of operations may be materially adversely affected.

     FINANCIAL IMPLICATIONS. The Company currently estimates that external costs, such as consulting experts, for its Year 2000 systems compliance program will total approximately $4.0 million in 1999 and $0.5 million in 2000. The Company currently estimates that internal costs, such as remediation coding and system support, for Year 2000 compliance will total approximately $1.1 million in 1999 and $0.3 million in 2000. Additionally, final remediation may require further capital investments to replace equipment and software. During 1998, approximately $1.1 million in external costs and approximately $0.8 million in internal costs were incurred relating to Year 2000 implementation. The anticipated costs associated with the Company's Year 2000 compliance program do not include time and costs that may be expensed as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.

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

     The  statements   contained  in  this  section  are  "Year  2000  Readiness
Disclosures" as provided for in the Year 2000 Information and Readiness Disclosure Act.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices, which could impact results of operations and financial condition. Changes in market interest rates over the next year would not materially impact earnings or cash flow as the Company's cash investments are short-term, interest rates under the revolving credit facility are short-term and the interest rates on the long-term debt are fixed. The Company's exposure to changes in foreign currency exchange rates is not material to earnings or cash flows. Due to the Company's wide variety of product offerings and diverse brand portfolio, the Company would not expect fluctuations in commodity prices to be material to earnings or cash flows.

     The fair value of fixed rate long-term debt is sensitive to changes in interest rates, which would result in gains/losses in the market value of this debt due to differences between the market interest rates and rates at the inception of the debt obligation. Based on a hypothetical immediate 150 basis point increase in interest rates at the end of fiscal years 1998 and 1997, the market value of fixed rate long-term debt would result in a net decrease of $28.7 million and $32.5 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of fixed rate long-term debt outstanding at the end of fiscal years 1998 and 1997 of $32.1 million and $37.2 million, respectively. Changes in fair value of the Company's long-term debt does not impact earnings or cash flows.

     The Company has the ability to borrow up to $75.0 million against a revolving credit facility. As of the end of 1998, borrowings outstanding under the revolving credit facility totaled $11.6 million at an average interest rate of 7.77%. A hypothetical 10% increase or decrease in interest rates would not have had a material effect on earnings in 1998 as the average balance outstanding was $0.6 million.

     Significant changes in commodity prices could impact future operating profit margins and cash flows. The Company has the ability to recover from sharp increases in commodity prices by increasing its menu prices. However, in some instances, increases in menu prices require prior landlord approval.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial information is included on the pages indicated.

                                                                         PAGE(S)
                                                                         -------
        Report of Independent Public Accountants                           28

        Consolidated Balance Sheets as of January 1, 1999
              and January 2, 1998                                          29

        Consolidated Statements of Operations for the Fiscal
              Years Ended January 1, 1999, January 2, 1998 and
              January 3, 1997                                              30

        Consolidated Statements of Cash Flows for the Fiscal
              Years Ended January 1, 1999, January 2, 1998 and
              January 3, 1997                                              31

        Consolidated Statements of Shareholder's Deficit for the
              Fiscal Years Ended January 1, 1999, January 2, 1998
              and January 3, 1997                                          32

        Notes to Consolidated Financial Statements                      33 - 47

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholder of Host International, Inc.:



        We have audited the accompanying consolidated balance sheets of Host International, Inc. and subsidiaries, as of January 1, 1999 and January 2, 1998, and the related consolidated statements of operations, cash flows and shareholder's deficit for each of the three fiscal years in the period ended January 1, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host International, Inc. and subsidiaries as of January 1, 1999 and January 2, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 1999, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP
Washington, D.C.
January 27, 1999

HOST INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 1, 1999 AND JANUARY 2, 1998


--------------------------------------------------------------------------- ----------------- ----------------
                                                                                  1998             1997
--------------------------------------------------------------------------- ----------------- ----------------

                                                                                     (IN MILLIONS)

                                  ASSETS
Current assets:
   Cash and cash equivalents                                                        $  33.1          $  60.3
   Accounts receivable, net                                                            28.8             23.3
   Inventories                                                                         38.1             38.5
   Deferred income taxes                                                               19.7             12.9
   Prepaid rent                                                                         7.4              7.0
   Other current assets                                                                 6.7              6.2
--------------------------------------------------------------------------- ----------------- ----------------
   Total current assets                                                               133.8            148.2

Property and equipment, net                                                           290.2            252.5
Intangible assets                                                                      21.9             21.9
Deferred income taxes                                                                  60.0             55.3
Other assets                                                                           24.8             22.1
--------------------------------------------------------------------------- ----------------- ----------------

Total assets                                                                        $ 530.7          $ 500.0
--------------------------------------------------------------------------- ----------------- ----------------

                  LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
   Accounts payable                                                                 $  75.8          $  67.7
   Accrued payroll and benefits                                                        44.5             46.1
   Accrued interest payable                                                             4.8              4.7
   Current portion of long-term debt                                                    1.1              1.0
   Borrowings under line-of-credit agreement                                           11.6              ---
   Other current liabilities                                                           35.2             36.4
--------------------------------------------------------------------------- ----------------- ----------------
   Total current liabilities                                                          173.0            155.9

Long-term debt                                                                        405.9            405.8
Other liabilities                                                                      46.2             49.6
--------------------------------------------------------------------------- ----------------- ----------------
Total liabilities                                                                     625.1            611.3

Common stock, no par value, 100 shares authorized,
   issued and outstanding                                                               ---              ---
Accumulated other comprehensive income                                                  0.1             (0.1)
Retained deficit                                                                      (94.5)          (111.2)
--------------------------------------------------------------------------- ----------------- ----------------
   Total shareholder's deficit                                                        (94.4)          (111.3)
--------------------------------------------------------------------------- ----------------- ----------------
Total liabilities and shareholder's deficit                                         $ 530.7          $ 500.0
--------------------------------------------------------------------------- ----------------- ----------------







               See notes to the consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED JANUARY 1, 1999, JANUARY 2, 1998 AND JANUARY 3, 1997


-------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                          1998              1997             1996
-------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                       (IN MILLIONS)

REVENUES                                                                   $1,232.0          $1,146.3         $1,139.7
-------------------------------------------------------------------- ---------------- ----------------- ----------------

OPERATING COSTS AND EXPENSES
   Cost of sales                                                              362.2             329.6            335.9
   Payroll and benefits                                                       371.5             338.4            335.0
   Rent                                                                       188.9             180.4            180.9
   Royalties                                                                   25.7              22.6             20.7
   Depreciation and amortization                                               51.8              49.1             49.7
   Write-downs of long-lived assets                                             5.9               4.2              ---
   Reversal of restructuring charges                                            ---              (3.9)             ---
   General and administrative                                                  58.0              54.3             51.8
   Other                                                                      109.2             105.5            105.6
-------------------------------------------------------------------- ---------------- ----------------- ----------------
Total operating costs and expenses                                          1,173.2           1,080.2          1,079.6

OPERATING PROFIT                                                               58.8              66.1             60.1

   Interest expense                                                           (39.9)            (39.8)           (40.3)
   Interest income                                                              1.7               3.0              2.4
-------------------------------------------------------------------- ---------------- ----------------- ----------------
INCOME BEFORE INCOME TAXES                                                     20.6              29.3             22.2

Provision (benefit) for income taxes                                           (2.5)              9.7              9.3
-------------------------------------------------------------------- ---------------- ----------------- ----------------
NET INCOME                                                                 $   23.1          $   19.6         $   12.9
-------------------------------------------------------------------- ---------------- ----------------- ----------------



















               See notes to the consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JANUARY 1, 1999, JANUARY 2, 1998 AND JANUARY 3, 1997


-------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                          1998              1997             1996
-------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                       (IN MILLIONS)

OPERATING ACTIVITIES
Net income                                                                   $ 23.1            $ 19.6           $ 12.9

Adjustments to reconcile cash from operations:
   Depreciation and amortization                                               53.8              50.8             50.4
   Deferred financing                                                           1.3               1.3              1.3
   Deferred income taxes                                                      (11.5)             10.5             (5.5)
   Write-downs of long-lived assets                                             5.9               4.2              ---
   Reversal of restructuring charges                                            ---              (3.9)             ---
   Other                                                                        4.0               6.1              3.8

   Working capital changes:
        (Increase) decrease in accounts receivable                             (4.7)              5.4              2.1
        (Increase) decrease in inventories                                     (0.4)              1.5             (6.8)
        Increase in other current assets                                       (2.1)             (5.7)            (1.6)
        Increase (decrease) in accounts payable and accruals                    4.3             (43.9)            41.9
-------------------------------------------------------------------- ---------------- ----------------- ----------------
Cash provided by operations                                                    73.7              45.9             98.5
-------------------------------------------------------------------- ---------------- ----------------- ----------------

INVESTING ACTIVITIES
Capital expenditures                                                          (95.6)            (66.0)           (54.9)
Net proceeds from the sale of assets                                            ---               ---              2.4
Other, net                                                                     (8.3)             (8.7)             2.6
-------------------------------------------------------------------- ---------------- ----------------- ----------------
Cash used in investing activities                                            (103.9)            (74.7)           (49.9)
-------------------------------------------------------------------- ---------------- ----------------- ----------------

FINANCING ACTIVITIES
Payment to Host Marriott Corporation for Marriott  International
   options and deferred shares                                                 (3.5)             (2.2)             ---
Repayments of long-term debt                                                   (1.1)             (1.7)            (0.8)
Issuance of long-term debt                                                      1.4               ---              ---
Issuance of intercompany debt                                                  10.0               ---              ---
Repayment of intercompany debt                                                (10.0)              ---              ---
Net borrowings under line-of-credit agreement                                  11.6               ---              ---
Dividends to Host Marriott Services                                            (5.6)              ---              ---
Other                                                                           0.2              (0.1)             ---
-------------------------------------------------------------------- ---------------- ----------------- ----------------
Cash provided by (used in) financing activities                                 3.0              (4.0)            (0.8)
-------------------------------------------------------------------- ---------------- ----------------- ----------------

(DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                           (27.2)            (32.8)            47.8

CASH AND CASH EQUIVALENTS, beginning of year                                   60.3              93.1             45.3
-------------------------------------------------------------------- ---------------- ----------------- ----------------
CASH AND CASH EQUIVALENTS, end of year                                       $ 33.1            $ 60.3           $ 93.1
-------------------------------------------------------------------- ---------------- ----------------- ----------------


               See notes to the consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
FISCAL YEARS ENDED JANUARY 1, 1999, JANUARY 2, 1998 AND JANUARY 3, 1997 (IN MILLIONS)



--------------------------------------------------------------- ------------ ------------- ------------------ -----------
                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                                  COMMON       RETAINED      COMPREHENSIVE
                                                                   STOCK       DEFICIT          INCOME          TOTAL
--------------------------------------------------------------- ------------ ------------- ------------------ -----------

Balance, December 29, 1995                                          $  ---       $(150.2)            $  ---     $(150.2)

Comprehensive income:
   Net income                                                          ---          12.9                ---        12.9
--------------------------------------------------------------- ------------ ------------- ------------------ -----------
Total comprehensive income                                             ---          12.9                ---        12.9

Adjustments to distribution of capitalization of Company               ---           4.6                ---         4.6
Deferred compensation                                                  ---           2.7                ---         2.7
--------------------------------------------------------------- ------------ ------------- ------------------ -----------
Balance, January 3, 1997                                               ---        (130.0)               ---      (130.0)

Comprehensive income:
   Net income                                                          ---          19.6                ---        19.6
   Foreign currency translation adjustments                            ---           ---               (0.1)       (0.1)
--------------------------------------------------------------- ------------ ------------- ------------------ -----------
Total comprehensive income                                             ---          19.6               (0.1)       19.5

Deferred compensation                                                  ---           1.4                ---         1.4
Payment to Host Marriott Corporation for Marriott
   International options and deferred shares                                        (2.2)               ---        (2.2)
--------------------------------------------------------------- ------------ ------------- ------------------ -----------
Balance, January 2, 1998                                               ---        (111.2)              (0.1)     (111.3)

Comprehensive income:
   Net income                                                          ---          23.1                ---        23.1
   Foreign currency translation adjustments                            ---           ---                0.2         0.2
--------------------------------------------------------------- ------------ ------------- ------------------ -----------
Total comprehensive income                                             ---          23.1                0.2        23.3

Deferred compensation                                                  ---           2.7                ---         2.7
Payment to Host Marriott Corporation for Marriott
   International options and deferred shares                                        (3.5)               ---        (3.5)
Dividend to Host Marriott Services                                     ---          (5.6)               ---        (5.6)
--------------------------------------------------------------- ------------ ------------- ------------------ -----------
Balance, January 1, 1999                                            $  ---       $ (94.5)             $ 0.1    $  (94.4)
--------------------------------------------------------------- ------------ ------------- ------------------ -----------










              See notes to the consolidated financial statements.

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Prior to December 21, 1995, Host International, Inc. (a Delaware corporation - the "Company") was a wholly-owned subsidiary of Host Marriott Travel Plazas, Inc. ("HMTP"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"), and operated most of the airport, travel plaza and sports and entertainment concessions facilities of Host Marriott. On December 21, 1995, HMTP was merged into the Company with the Company emerging as the surviving entity. Pursuant to the merger, the Company became the operator or manager of all of the food, beverage and merchandise concessions businesses in travel and entertainment venues of Host Marriott. The Company also became the obligor on the $400.0 million of senior notes, due in 2005 (the "Senior Notes") which were issued by HMTP in May 1995 (see Note 5).
        On December 29, 1995, (the "Distribution Date"), Host Marriott distributed, to holders of its common stock, 31.9 million shares of common stock of Host Marriott Services Corporation ("Host Marriott Services") through a special dividend, resulting in the division of Host Marriott's operations into two separate companies. Through a series of transactions that were consummated prior to the Distribution Date, the Company became a wholly-owned subsidiary of Host Marriott Services.
     The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated.

DESCRIPTION OF THE BUSINESS

The Company operates or manages restaurants, gift shops and related facilities at 71 airports and 17 off-airport locations, on 13 tollroads (including 92 travel plazas) and in 5 shopping malls. The Company conducts its operations primarily in the United States and manages the travel plaza concessions business of its affiliate, Host Marriott Tollroads, Inc. ("Tollroads"), a wholly-owned subsidiary of Host Marriott Services. The Company also has international operations in the Netherlands, New Zealand, Australia, Canada, Malaysia and China.


FISCAL YEAR

The Company's fiscal year ends on the Friday nearest to December 31, with fiscal quarters of 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter (except in a 53-week year, which has a 17-week fourth quarter). Fiscal years 1998 and 1997 include 52 weeks while fiscal year 1996 includes 53 weeks. Fiscal year 1998 ("1998") ended on January 1, 1999; fiscal year 1997 ("1997") ended on January 2, 1998; and fiscal year 1996 ("1996") ended on January 3, 1997.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Leasehold improvements, net of estimated residual value, are amortized using the straight-line method over the shorter of the useful life of the asset, generally 5 to 15 years, or the lease term. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for furniture and equipment.

INTANGIBLE ASSETS

Intangible assets consist of goodwill of $5.0 million in 1998 and $5.2 million in 1997, and contract rights of $17.0 million in 1998 and $16.7 million in 1997. These intangibles are amortized on a straight-line basis over periods of 40 years for goodwill and the life of the contract, generally 5 to 15 years, for contract rights. Amortization expense totaled $2.3 million in 1998, $2.9 million in 1997 and $2.8 million in 1996. Accumulated amortization totaled $14.7 million and $13.9 million as of January 1, 1999 and January 2, 1998, respectively.

IMPAIRMENTS OF LONG-LIVED ASSETS

Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of undiscounted expected future cash flows is less than the

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



carrying amount of an individual operating unit's assets, the Company recognizes an impairment loss based on the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is calculated as the present value of expected future cash flows on an individual operating unit basis.

SELF-INSURANCE PROGRAM

Prior to October 1993, Host Marriott was self-insured for certain levels of general liability and workers' compensation. Estimated costs of these self-insurance programs were accrued at present values of projected settlements for known and anticipated claims. Host Marriott's costs for workers' compensation and general liability insurance were allocated to the Company based on specific identification of claims. Host Marriott, including the Company, discontinued its self-insurance program for claims arising subsequent to October 1993. Self-insurance liabilities amounted to $5.5 million and $9.9 million at January 1, 1999 and January 2, 1998, respectively.

FOREIGN CURRENCY TRANSLATION

Results of operations for foreign entities are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in shareholders' deficit as cumulative foreign currency translation adjustments.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards.

NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," during 1998 and the adoption did not have a material effect on the Company's 1998 consolidated financial statements. The Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during 1997. The adoption of these standards did not have a material effect on the Company's 1997 consolidated financial statements (see
Note 12). The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," during 1996 (see Note 7). Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-Up Activities" were issued subsequent to the end of 1997 and must be adopted in fiscal years beginning after December 15, 1998, with earlier adoption permitted. Subsequent to the end of 1998, the Company adopted SOP 98-1 and SOP 98-5. As a result of the adoption of SOP 98-1, the Company anticipates that it will capitalize approximately $0.8 million of internal payroll and benefits costs during 1999 that previously would have been expensed. The adoption of SOP 98-5 in the first quarter of 1999 resulted in a $0.7 million charge, net of tax of $0.5 million, for a change in accounting principle. Additionally, the Company expects to expense approximately $2.6 million of anticipated start-up costs in 1999 that otherwise would have been capitalized and amortized in 2000 under the Company's former accounting policy.

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

RECLASSIFICATIONS

Certain reclassifications were made to the prior years' financial statements to conform to the 1998 presentation.


2.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


------------------------------------ ---------- -----------
                                       1998        1997
------------------------------------ ---------- -----------
                                         (IN MILLIONS)

Leasehold improvements                $ 413.5     $ 367.7
Furniture and equipment                 214.4       208.6
Construction in progress                 37.2        32.9
------------------------------------ ---------- -----------
Total property and equipment            665.1       609.2
Less:  accumulated
       depreciation and
       amortization                    (374.9)     (356.7)
------------------------------------ ---------- -----------
Property and equipment, net           $ 290.2     $ 252.5
------------------------------------ ---------- -----------

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   During 1998, an operating cash flow analysis revealed that the Company's investment in one shopping mall food court was fully impaired and that an investment in an internally used software system was partially impaired. As a result, the Company recognized non-cash, pretax charges against earnings of $2.4 million and $3.5 million, respectively. The shopping mall contract is a regional mall where the operating real estate under the contract is being phased in to the Company over several years. Customer traffic and capture rates at this mall were well below the Company's expectations and insufficient to support the number of concepts developed. The capitalized system software was determined to be partially impaired because all of the purchased modules of the system that were originally intended to provide operating efficiencies could not be fully implemented.
     During 1997, the Company recognized a non-cash, pretax charge against earnings of $4.2 million related to one airport unit. The partial impairment stemmed from construction cost overruns, airline traffic shifts and weak operating performance.

3.  INCOME TAXES

The provision (benefit) for income taxes consists of:


--------------------------- -------- ---------- ----------
                             1998      1997       1996
--------------------------- -------- ---------- ----------
                                    (IN MILLIONS)
Current:
   Federal                  $  6.4      $(3.2)     $11.1
   Foreign                     0.2        ---        0.2
   State                       2.4        2.4        3.5
--------------------------- -------- ---------- ----------
Total current
   provision (benefit)         9.0       (0.8)      14.8
--------------------------- -------- ---------- ----------

Deferred:
   Federal                     0.8       10.1       (2.3)
   Foreign                     ---        ---       (0.2)
   State                       0.3        2.3        2.2
   Decrease in
     valuation allowance     (12.6)      (1.9)      (5.2)
--------------------------- -------- ---------- ----------
Total deferred
   (benefit) provision       (11.5)      10.5       (5.5)
--------------------------- -------- ---------- ----------

Total (benefit) provision   $ (2.5)     $ 9.7      $ 9.3
--------------------------- -------- ---------- ----------


     At the end of 1998, the Company had approximately $10.6 million of alternative minimum tax credit carryforwards that do not expire and $7.4 million of other tax credits that expire through 2018.
     The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and recognizes these benefits only when reassessment indicates that it is more likely than not the benefits will be realized.
     In 1998, the Company assessed its past earnings history and trends, budgeted sales and expiration dates of carryforwards and determined that it is more likely than not that $11.1 million of certain purchase business combination tax credits, previously believed unrealizable, will be realized. The valuation allowance established against these credits was reduced to reflect their probable utilization. The purchase business tax credit carryforwards and the related valuation allowance were further reduced by $1.5 million due to adjustments by the Internal Revenue Service. During 1997, the Company also recognized the utilization of $1.9 million of these purchase business tax credits and reduced the valuation allowance accordingly.
     Realization of the net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during the periods in which temporary differences reverse or the tax credits are utilized. The amount of the net deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are not achieved. Although realization is not assured, the Company believes it is more likely than not that the net deferred tax assets will be realized.
     The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities is as follows:


------------------------------------- --------- ----------
                                        1998      1997
------------------------------------- --------- ----------
                                         (IN MILLIONS)

Deferred tax assets:
   Tax credit carryforwards             $18.0      $21.7
   Property and equipment                57.7       52.9
   Casualty insurance                     8.7        8.8
   Reserves                               4.7        5.9
   Employee benefits                      0.3        2.6
   Accrued rent                           9.4       10.7
   Other                                  2.0        0.9
------------------------------------- --------- ----------
Gross deferred tax assets               100.8      103.5

Less:  valuation allowance              (13.9)     (26.5)
------------------------------------- --------- ----------
Net deferred tax assets                  86.9       77.0
------------------------------------- --------- ----------

Deferred tax liabilities:
   Safe harbor lease investments         (2.2)      (3.8)
   Other deferred tax liabilities        (5.0)      (5.0)
------------------------------------- --------- ----------
Gross deferred tax liabilities           (7.2)      (8.8)
------------------------------------- --------- ----------
Net deferred income taxes               $79.7      $68.2
------------------------------------- --------- ----------


                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     A reconciliation of the statutory federal tax rate to the Company's effective income tax rate follows:


------------------------- ---------- ----------- ----------
                            1998        1997       1996
------------------------- ---------- ----------- ----------

Statutory Federal
   tax rate                  35.0 %      35.0 %     35.0 %
State income tax,
   net of Federal
   tax benefit                4.9         4.9        4.9
Tax credits                   1.3        (3.2)       6.5
Change in valuation
   allowance                (61.2)       (6.5)     (23.4)
Effect of state tax
   rate changes on
   deferred taxes             ---         ---       13.8
Other, net                    7.8         2.8        5.1
------------------------- ---------- ----------- ----------

Effective income
   tax rate                 (12.2)%      33.0 %     41.9 %
------------------------- ---------- ----------- ----------


     The  Company  files a  consolidated  Federal  income tax  return  with Host
Marriott Services, which includes all of its subsidiaries. The Company made income tax payments of $9.1 million, $2.5 million and $15.9 million in 1998, 1997 and 1996, respectively.

4.  DETAIL OF OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:


---------------------------------- ---------- ---------
                                     1998       1997
---------------------------------- ---------- ---------
                                      (IN MILLIONS)

Accrued rent                           $ 8.1     $ 7.9
Operating insurance accruals            10.2       8.6
International accruals                   4.8       3.5
Accrued franchise fees                   2.3       1.8
Other                                    9.8      14.6
---------------------------------- ---------- ---------
Total other current liabilities        $35.2     $36.4
---------------------------------- ---------- ---------


5.  DEBT

Debt consists of the following:


----------------------------------- --------- ---------
                                      1998      1997
----------------------------------- --------- ---------
                                      (IN MILLIONS)
Senior Notes with a fixed rate
   of 9.5%, due 2005                 $400.0    $400.0
Capital lease obligations               0.3       0.6
Other                                   6.7       6.2
----------------------------------- --------- ---------
Total debt                            407.0     406.8
Less:  current portion                 (1.1)     (1.0)
----------------------------------- --------- ---------

Total long-term debt                 $405.9    $405.8
----------------------------------- --------- ---------


SENIOR NOTES

The $400.0 million of senior notes (the "Senior Notes") are fully and unconditionally guaranteed (limited only to the extent necessary to avoid such guarantees being considered a fraudulent conveyance under applicable law) on a joint and several basis by certain subsidiaries of the Company (the "Guarantors"). The Senior Notes are also secured by a pledge of the capital stock of the Guarantors. The indenture governing the Senior Notes (the "Indenture") contains covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or repay subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell capital stock of the Guarantors and enter into certain mergers and consolidations.
     As of January 1, 1999, the Company had approximately $148.2 million of unrestricted funds available for distribution to Host Marriott Services under the provisions of the Indenture. However, certain covenants of the loan agreements referred to below further restrict the Company's ability to dividend these funds to Host Marriott Services. The Senior Notes can be called beginning in May 2000 at a price of 103.56%, declining to par in May 2003.

CREDIT FACILITIES

The First National Bank of Chicago, as agent for a group of participating lenders, has provided credit facilities (the "Facilities") to the Company consisting of a $75.0 million revolving credit facility (the "Revolver Facility") and a $25.0 million letter of credit facility maturing in April 2002. The $75.0 million Revolver Facility provides for working capital and general corporate purposes other than hostile acquisitions. As of the end of 1998, there was $11.6 million of outstanding indebtedness under the Revolver Facility, at an average interest rate of 7.77%. An annual commitment fee ranging from 0.25% to 0.375% is charged on the unused portion of the Facilities. All borrowings under the Facilities are senior obligations of the Company and are secured by Host Marriott Services' pledge of, and a first perfected security interest in, the capital stock of the Company and certain of its subsidiaries.
     The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Indenture, except that dividends payable to the Company are limited to 25% of the Company's consolidated net income, as defined in the loan agreement. During 1998 and in compliance with the Facilities, the Company paid $5.6 million of dividends to Host Marriott Services.

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     Aggregate debt maturities, excluding capital lease obligations, at the end of 1998 are as follows:


------------------------------------ ------------------
Year
------------------------------------ ------------------
                                       (IN MILLIONS)

1999                                            $  1.1
2000                                               1.2
2001                                               1.3
2002                                               1.2
2003                                               1.0
Thereafter                                       400.9
------------------------------------ ------------------
Total debt                                      $406.7
------------------------------------ ------------------


     The Company's other indebtedness totaled $6.7 million with an average rate of 8.1%. Nearly $1.5 million of other debt is denominated in Dutch Guilders.
     Deferred financing costs, which are included in other assets, amounted to $7.8 million and $9.1 million at the end of 1998 and 1997, respectively. Cash paid for interest was $38.6 million, $38.5 million and $38.8 million in 1998, 1997 and 1996, respectively.

6.  SHAREHOLDER'S DEFICIT

One hundred shares of common stock, without par value, are issued and outstanding as of the end of 1998, 1997 and 1996. All of the shares are owned by the Company's parent, Host Marriott Services.

HOST MARRIOTT STOCK OPTIONS AND DEFERRED STOCK AWARDS HELD BY MARRIOTT INTERNATIONAL EMPLOYEES

On the Distribution Date, certain employees of Marriott International, Inc. ("Marriott International" - see Note 13) held Host Marriott nonqualified stock options (the "MI Host Marriott Options") and deferred stock incentive shares (the "MI Host Marriott Deferred Stock"). As a result of the Distribution, the MI Host Marriott Options remained options to acquire only shares of Host Marriott common stock, except that the exercise price of and the number of shares underlying such options were adjusted to preserve the intrinsic value of the options to their holders. Likewise, each award for MI Host Marriott Deferred Stock remained awards to be paid using Host Marriott common stock and the number of shares was adjusted to preserve the intrinsic value. Host Marriott and the Company have agreed to share the cost to Host Marriott of the adjustments to the MI Host Marriott Options and the MI Host Marriott Deferred Stock.
     Host Marriott Services may issue to Host Marriott up to 1.4 million shares of common stock upon the exercise of the MI Host Marriott Options and 204,000 shares upon the release of the MI Host Marriott Deferred Stock. Host Marriott Services has the option to satisfy these obligations by paying to Host Marriott cash equal to the value of such shares of Host Marriott Services' common stock on the last day of the fiscal year in which the options are exercised or the deferred shares are released. Additionally, Host Marriott Services will receive approximately 11% of the exercise price of each MI Host Marriott Option exercised. During 1998, the Company paid Host Marriott $3.5 million in partial settlement of its obligation to pay for the 1997 exercise of the MI Host Marriott Options and the release of the MI Host Marriott Deferred Stock. During 1997, the Company paid Host Marriott $2.2 million for the 1996 exercise of the MI Host Marriott Options and the release of the MI Host Marriott Deferred Stock.
     These  obligations,  which were  recorded at an average  price of $5.29 per share, are shown as a component of shareholder's deficit and totaled $5.5 million and $7.0 million as of year-end 1998 and 1997, respectively.

7.  STOCK-BASED COMPENSATION PLANS

The employees of the Company participate in certain employee stock plans of Host Marriott Services, including the Comprehensive Stock Plan and Employee Stock Purchase Plan. Under the Comprehensive Stock Plan, employees of the Company may receive (i) awards of restricted shares of Host Marriott Services' common stock,
(ii) deferred  awards of shares of Host  Marriott  Services'  common stock,  and
(iii) awards of options to purchase Host Marriott Services' common stock. In addition, employees of the Company participate in Host Marriott Services' Employee Stock Purchase Plan. Host Marriott Services has reserved 10.0 million and 1.3 million shares of common stock for issuance in connection with the Comprehensive Stock Plan and the Employee Stock Purchase Plan, respectively. The compensation costs related to restricted stock and deferred stock awards under these plans have been reflected in the operations of the Company as all employees of Host Marriott Services are employees of the Company. The principal terms and conditions of each of the plans are summarized below.

RESTRICTED STOCK AWARDS

Restricted shares are awarded to certain key executives. As of January 1, 1999, there were 1.0 million restricted share awards outstanding, of which approximately 751,000 were new restricted shares issued in 1998 and 256,000 were shares issued in prior years.
     Compensation expense related to the 751,000 new share awards consists of an annual time-based component as well as a performance-based component.

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Compensation expense under both components is calculated using the fair value of the shares on the date of issuance and is contingent on continued employment. The vesting, and corresponding compensation expense, of 256,000 shares under the annual time-based component occurs ratably over a three-year period beginning on the grant date. The vesting, and corresponding compensation expense, of 495,000 shares under the performance-based component can be accelerated from a maximum seven-year period to a minimum three-year period by the attainment of certain performance criteria during fiscal years 2001 through 2005.
     Restricted share awards outstanding from prior grants totaled 256,000 at the end of 1998. Subsequent to year-end, 131,000 shares were released, 53,000 shares were forfeited and 72,000 shares will be released upon retirement. Compensation expense related to share grants prior to 1998 was recognized over the award period and consisted of time- and performance-based components. The time-based expense was calculated using the fair value of the shares on the date of issuance and was contingent on continued employment. The performance-based expense was calculated using the fair value of the Company's common stock during the award period and was contingent on attainment of certain performance criteria.

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



                                                 SHARES
---------------------------------- ---------- -------------

Balance, December 29, 1995                        146,809
Granted                                           163,813
Issued                                            (11,308)
Forfeited/expired                                 (34,112)
---------------------------------- ---------- -------------
Balance, January 3, 1997                          265,202
Granted                                           210,180
Issued                                            (25,894)
Forfeited/expired                                 (26,941)
---------------------------------- ---------- -------------
Balance, January 2, 1998                          422,547
Granted                                             7,500
Issued                                            (38,091)
Forfeited/expired                                 (24,641)
---------------------------------- ---------- -------------
Balance, January 1, 1999                          367,315
---------------------------------- ---------- -------------

STOCK OPTION AWARDS

Employee stock options may be granted to key employees at not less than fair market value on the date of the grant. Options granted before May 11, 1990 expire 10 years after the date of grant and nonqualified options granted on or after May 11, 1990, expire from 10 to 15 years after the date of grant. Most options vest ratably over each of the first four years following the date of the grant. There was no compensation cost recognized by the Company relating to stock options during 1998, 1997 and 1996.
     In connection with the Distribution, the outstanding Host Marriott options held by current employees of the Company and employees of Host Marriott were redenominated in both Company and Host Marriott stock, and the exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies immediately following the Distribution.
     The weighted-average fair value of the Company's stock options, at the grant date, calculated using the Black-Scholes option-pricing model, for 1998, 1997 and 1996 totaled $7.6 million, $2.5 million and $5.3 million, respectively.

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Presented below is a summary of the Company's stock option activity:



---------------------------------- ------------ ------------
                                                 WEIGHTED
                                                  AVERAGE
                                     SHARES        PRICE
---------------------------------- ------------ ------------

Balance, December 29, 1995            435,240        $ 3.75

Granted                             1,660,800          7.21
Exercised                             (72,231)         3.57
Forfeited/expired                     (67,635)         5.55
---------------------------------- ------------ ------------
Balance, January 3, 1997            1,956,174          6.63

Granted                               433,400         14.21
Exercised                            (161,718)         5.20
Forfeited/expired                    (120,360)         7.22
---------------------------------- ------------ ------------
Balance, January 2, 1998            2,107,496          8.27

Granted                             1,564,609         12.71
Exercised                            (165,528)         5.85
Forfeited/expired                    (179,030)         7.11
---------------------------------- ------------ ------------
Balance, January 1, 1999            3,327,547        $10.54
---------------------------------- ------------ ------------


     Presented below is a summary of the Company's exercisable and unexercisable stock options as of the end of fiscal years 1998, 1997 and 1996:


                              EXERCISABLE    UNEXERCISABLE
---------------------------- -------------- ----------------

JANUARY 1, 1999
   Shares                          785,489        2,542,058
   Exercise price range       $0.86-$14.75     $5.07-$14.75
   Weighted-average
     exercise price                  $7.57           $11.46
   Weighted-average
     remaining contractual
     life in years                     9.8              9.7
---------------------------- -------------- ----------------
JANUARY 2, 1998
   Shares                          589,949        1,517,547
   Exercise price range        $0.86-$8.88     $5.07-$14.75
   Weighted-average
     exercise price                  $5.80            $9.23
   Weighted-average
     remaining contractual
     life in years                    10.9             10.9
---------------------------- -------------- ----------------
JANUARY 3, 1997
   Shares                          254,970        1,701,204
   Exercise price range        $0.86-$5.50      $4.03-$8.88
   Weighted-average
     exercise price                  $3.35            $7.12
   Weighted-average
     remaining contractual
     life in years                    11.0             12.3
---------------------------- -------------- ----------------




EMPLOYEE STOCK PURCHASE PLAN

Under the terms of the Employee Stock Purchase Plan, eligible employees may purchase Host Marriott Services' common stock through payroll deductions at the lower of the market value of the stock at the beginning or end of the plan year. During the first quarter of 1999, approximately 154,000 common shares were sold to employees at an exercise price of $7.88 per share. During the first quarter of 1998, 194,573 Host Marriott Services' common shares were sold to employees at an exercise price of $9.13 per share. During the first quarter of 1997, 274,021 Host Marriott Services' common shares were sold to employees at an exercise price of $6.06 per share.
     There was no compensation cost recognized by the Company relating to the Employee Stock Purchase Plan during 1998, 1997 and 1996. The fair value of the option feature of the Employee Stock Purchase Plan, calculated using the Black-Scholes option-pricing model, was $170,000, $274,000 and $285,000 for 1998, 1997 and 1996, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Compensation cost recognized by the Company relating to restricted stock and deferred stock awards granted under the Comprehensive Stock Plan was $3.8 million, $4.0 million and $3.7 million for 1998, 1997 and 1996, respectively. Had the Company elected to recognize compensation cost for all awards granted under Host Marriott Services' Comprehensive Stock Plan and the Employee Stock Purchase Plan based on the fair value of the awards at the grant dates, consistent with the method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts indicated below:


------------------------------------------------------------
                                  1998      1997     1996
------------------------------------------------------------
                                       (IN MILLIONS)

Net income          As reported    $23.1     $19.6    $12.9
                    Pro forma       21.3      18.6     12.3
------------------------------------------------------------


Note: Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the effects on net income expected in future years.


                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   Fair values of stock options used to compute pro forma net income disclosures were determined using the Black-Scholes option-pricing model with the following assumptions:


                          1998      1997      1996
-----------------------------------------------------

Dividend yield                0%        0%        0%
Expected volatility        27.9%     30.8%     34.7%
Risk-free interest rate     6.3%      6.3%      6.0%
Expected holding
   period (in years)           7         7         7
-----------------------------------------------------



8.  PROFIT SHARING AND POSTRETIREMENT BENEFIT PLANS

Employees meeting certain eligibility requirements can elect to participate in profit sharing and deferred compensation plans. The amount to be matched by the Company is determined annually by the Company's Board of Directors. The cost of these plans is based on salaries and wages of participating employees and totaled $2.6 million, $2.5 million and $2.6 million in 1998, 1997 and 1996, respectively.
     The Company has a supplemental retirement plan for certain key officers. The liability relating to this plan recorded as of the end of 1998 and 1997 was $4.9 million and $5.1 million, respectively. The compensation cost recognized for each of the years 1998, 1997 and 1996 was $0.3 million.

9.  RESTRUCTURING

Management approved a formal restructuring plan in October of 1995 and the Company recorded a pretax restructuring charge to earnings of $14.5 million in the fourth quarter of 1995. The restructuring charge was primarily comprised of involuntary employee termination benefits (related to the Company's realignment of operational responsibilities) and lease cancellation penalty fees and related costs resulting from the Company's plan to exit certain off-airport merchandise contracts.
    In the fourth quarter of 1997, the Company concluded its restructuring plan and reversed substantially all of the remaining restructuring reserve, which resulted in a $3.9 million pretax reduction of operating expenses.

10.  COMMITMENTS AND CONTINGENCIES

Future minimum annual rental commitments for noncancellable operating leases as of the end of 1998 are as follows:


----------------------------------------- -------------
Years
----------------------------------------- -------------
                                        (IN MILLIONS)

1999                                            $150.8
2000                                             136.8
2001                                             123.8
2002                                             104.9
2003                                              89.4
Thereafter                                       302.2
----------------------------------------- -------------
Total minimum lease payments                    $907.9
----------------------------------------- -------------


     The Company leases property and equipment under noncancellable leases. Certain leases contain provisions for the payment of contingent rentals based on sales in excess of stipulated amounts and many also contain contractual rental payment increases throughout the term of the lease. The minimum rent increases are amortized over the term of the applicable lease on a straight-line basis. Future minimum annual rental commitments of $907.9 million have not been reduced by minimum sublease rentals of $91.8 million payable to the Company under noncancellable subleases as of the end of 1998.
     Certain leases require a minimum level of capital expenditures for initial investment, renovations and facility expansions during the lease terms. At the end of 1998, the Company was committed to invest approximately $122.6 million in capital expenditures over the various lease terms.
     Rent expense, included in the consolidated statements of operations, consists of:


------------------------ --------- ---------- ---------
                           1998      1997       1996
------------------------ --------- ---------- ---------
                                 (IN MILLIONS)
Minimum rental on
   operating leases        $126.8     $118.7    $111.2
Additional rental
   based on sales            62.1       61.7      69.7
------------------------ --------- ---------- ---------
Total rent expense         $188.9     $180.4    $180.9
------------------------ --------- ---------- ---------


     Rent expense related to the Company's corporate operations, included in general and administrative expenses, totaled $3.0 million, $2.9 million and $2.4 million in 1998, 1997 and 1996, respectively.
     The Company's facilities are operated under numerous long-term concession agreements with various airport and tollroad authorities. The Company historically has been successful at retaining such

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


arrangements and winning new business, enabling it to replace lost concession facilities. However, the expiration of certain of these agreements could have a significant impact on the Company's financial condition and results of operations, and there can be no assurance that the Company will succeed in replacing lost concession facilities and retaining the remaining facilities in the future.
     The Company is, from time to time, involved in litigation matters incidental to its business. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the financial position or results of operations of the Company.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, line-of-credit borrowings and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The fair value of the Senior Notes is based on quoted market prices and the fair value of other long-term debt instruments are estimated by discounting the expected future cash flows using the current rates at which similar debt instruments would be provided from lenders for the same remaining maturities.
     The carrying values and fair values of certain of the Company's financial instruments are shown in the table below:


                           1998                 1997
------------------- -------------------- --------------------
                    CARRYING     FAIR     CARRYING    FAIR
                     AMOUNT      VALUE     AMOUNT    VALUE
------------------- ---------- ---------- --------- ---------
                                 (IN MILLIONS)
Financial liabilities:
   Senior Notes        $400.0     $415.4    $400.0    $426.8
   Other debt             6.7        7.3       6.2       6.6

------------------- ---------- ---------- --------- ---------



12.  BUSINESS SEGMENTS

The Company's principal business is providing food, beverage and retail concessions at airports, in travel plazas and at shopping malls. The Company's management evaluates performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, unusual items, interest and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).


(IN MILLIONS)                   1998        1997        1996
----------------------------------------------------------------
REVENUES:
   Airports                   $1,028.8      $ 956.7     $ 962.7
   Travel Plazas                 181.1        174.2       174.3
   Shopping Malls                 22.1         15.4         2.7
----------------------------------------------------------------
                              $1,232.0     $1,146.3    $1,139.7
----------------------------------------------------------------

OPERATING PROFIT (LOSS) (1):
    Airports                    $ 99.2       $ 98.1      $ 91.6
    Travel Plazas                 24.5         21.3        20.0
    Shopping Malls                (1.0)         1.3         0.3
----------------------------------------------------------------
                                $122.7       $120.7      $111.9
----------------------------------------------------------------

CAPITAL EXPENDITURES:
    Airports                     $85.7        $52.6       $42.7
    Travel Plazas                  3.7          2.0         1.9
    Shopping Malls                 5.1          6.9         4.2
----------------------------------------------------------------
                                 $94.5        $61.5       $48.8
----------------------------------------------------------------

DEPRECIATION AND
  AMORTIZATION:
    Airports                     $41.0        $39.5       $40.7
    Travel Plazas                  8.3          8.1         8.8
    Shopping Malls                 2.5          1.5         0.2
----------------------------------------------------------------
                                 $51.8        $49.1       $49.7
----------------------------------------------------------------

ASSETS:
    Airports                    $347.2       $291.7
    Travel Plazas                 54.1         59.4
    Shopping Malls                12.8         14.1
----------------------------------------------------
                                $414.1       $365.2
----------------------------------------------------

(1) Before general and administrative expenses and unusual items.

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Reconciliations of segment results to the Company's consolidated results follow:


     (IN MILLIONS)             1998        1997        1996
---------------------------------------------------------------
OPERATING PROFIT:
  Segments                    $122.7       $120.7     $ 111.9
  General and
    administrative expenses    (58.0)       (54.3)      (51.8)
  Write-downs of
    long-lived assets           (5.9)        (4.2)        ---
  Reversal of
     restructuring charges       ---          3.9         ---
---------------------------------------------------------------
                              $ 58.8       $ 66.1      $ 60.1
---------------------------------------------------------------

CAPITAL EXPENDITURES:
  Segments                    $ 94.5       $ 61.5      $ 48.8
  Corporate and other            1.1          4.5         6.1
---------------------------------------------------------------
                              $ 95.6       $ 66.0      $ 54.9
---------------------------------------------------------------

ASSETS:
  Segments                    $414.1       $365.2
  Corporate and other(1)       116.6        134.8
---------------------------------------------------
                              $530.7       $500.0
---------------------------------------------------

(1)The majority of the decrease in corporate and other was related to a decrease in corporate cash concentration accounts.


     Revenues for international operations totaled $66.9 million, $63.6 million, and $56.4 million in 1998, 1997, and 1996, respectively.
     Property and equipment, net of accumulated depreciation, for international operations was $23.6 million and $17.8 million at the end of 1998 and 1997, respectively.


13.  RELATIONSHIP WITH MARRIOTT INTERNATIONAL AND HOST MARRIOTT

On October 8, 1993, Host Marriott distributed through a special dividend to holders of Host Marriott common stock all of the outstanding shares of its wholly-owned subsidiary, Marriott International (the "MI Distribution").
      In connection with the MI Distribution, Host Marriott and Marriott International entered into various management and transitional service agreements. In connection with the Distribution, Host Marriott Services and Marriott International entered into a Continuing Services Agreement, a Noncompetition Agreement and a License Agreement. These agreements provide, among other things, that Host Marriott Services will receive (i) certain corporate services, such as accounting and computer systems support; (ii) various product supply and distribution services; and (iii) various other transitional services. In accordance with the agreements, Host Marriott Services will compensate Marriott International for services rendered thereunder. As a part of the Continuing Services Agreement, the Company purchased food and supplies through Marriott International totaling $75.4 million, $77.3 million and $76.9 million and paid $8.8 million, $9.8 million and $10.7 million for corporate support services during 1998, 1997 and 1996, respectively.
     In connection with the Distribution, the Company entered into management agreements related to certain restaurant operations retained by Host Marriott. Management fees related to these contracts were $0.2 million, $0.1 million and $0.2 million in 1998, 1997 and 1996, respectively.
      For purposes of governing certain of the ongoing relationships between the Company and Host Marriott after the special dividend and to provide for an orderly transition, the Company and Host Marriott entered into various agreements including a Distribution Agreement, an Employee Benefits Allocation Agreement, a Tax Sharing Agreement and a Transitional Services Agreement. Payments made to Host Marriott relating to these agreements totaled $0.1 million in 1996. No payments were made during 1998 or 1997.

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                                1998(1)
------------------------------------------------- ---------------------------------------------------------------------
                                                     FIRST         SECOND        THIRD         FOURTH        FISCAL
(IN MILLIONS)                                       QUARTER      QUARTER(2)    QUARTER(3)    QUARTER(4)       YEAR
------------------------------------------------- ------------- ------------- ------------- -------------- ------------
Revenues                                             $  252.0      $  288.7      $  317.8        $  373.5     $1,232.0
Operating profit                                          4.7          17.8          31.1             5.2         58.8
Net income (loss)                                        (2.4)          5.6          15.9             4.0         23.1


                                                                                1997(1)
------------------------------------------------- ---------------------------------------------------------------------
                                                     FIRST         SECOND        THIRD         FOURTH        FISCAL
(IN MILLIONS)                                       QUARTER       QUARTER      QUARTER(5)    QUARTER(6)       YEAR
------------------------------------------------- ------------- ------------- ------------- -------------- ------------
Revenues                                             $  238.8      $  259.9      $  298.5        $  349.1     $1,146.3
Operating profit                                          3.4          15.7          32.9            14.1         66.1
Net income (loss)                                        (3.1)          4.4          16.6             1.7         19.6


                                                                                1996(1)
------------------------------------------------- ---------------------------------------------------------------------
                                                     FIRST         SECOND        THIRD         FOURTH        FISCAL
(IN MILLIONS)                                       QUARTER       QUARTER       QUARTER        QUARTER        YEAR
------------------------------------------------- ------------- ------------- ------------- -------------- ------------
Revenues                                             $  236.2      $  258.4      $  294.5        $  350.6     $1,139.7
Operating profit                                          2.3          14.3          32.1            11.4         60.1
Net income (loss)                                        (3.8)          3.0          13.6             0.1         12.9


(1) The first three quarters of 1998 and 1997 consist of 12 weeks each, and the fourth quarter includes 16 weeks. The first three quarters of 1996 consists of 12 weeks each, and the fourth quarter includes 17 weeks.
(2) Second quarter 1998 results include a $2.5 million tax benefit to recognize the anticipated utilization of certain tax credits previously considered unrealizable.
(3) Third quarter 1998 results include a $0.7 million tax benefit to recognize the anticipated utilization of certain tax credits previously considered unrealizable.
(4) Fourth quarter 1998 results include $5.9 million of write-downs of long-lived assets and a $7.9 million tax benefit to recognize the anticipated utilization of certain tax credits previously considered unrealizable.
(5) Third quarter 1997 results include a $1.9 million tax benefit to recognize the utilization of certain tax credits previously considered unrealizable.
(6) Fourth quarter 1997 results include $4.2 million of write-downs of long-lived assets and a $3.9 million reversal of restructuring charges originally recorded in 1995.


                    ----------------------------------------



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

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS


                                                                                 1998
----------------------------------------- -----------------------------------------------------------------------------------
                                                           GUARANTOR       NON-GUARANTOR    ELIMINATIONS &
(IN MILLIONS)                                PARENT       SUBSIDIARIES     SUBSIDIARIES      ADJUSTMENTS      CONSOLIDATED
----------------------------------------- ------------- ----------------- ---------------- ----------------- ----------------
Current assets:
    Cash and cash equivalents                $   5.6           $  24.3           $  3.2          $    ---          $  33.1
    Other current assets                         ---              90.2             10.5               ---            100.7
----------------------------------------- ------------- ----------------- ---------------- ----------------- ----------------
    Total current assets                         5.6             114.5             13.7               ---            133.8

Property and equipment, net                      ---             250.4             39.8               ---            290.2
Other assets                                     ---             103.6              3.1               ---            106.7
Investments in subsidiaries                    311.6               ---              ---            (311.6)             ---
----------------------------------------- ------------- ----------------- ---------------- ----------------- ----------------
Total Assets                                 $ 317.2           $ 468.5           $ 56.6           $(311.6)         $ 530.7
----------------------------------------- ------------- ----------------- ---------------- ----------------- ----------------

Current liabilities:
    Accounts payable                        $    ---           $  65.0           $ 10.8          $    ---          $  75.8
    Accrued payroll and benefits                 ---              44.5              ---               ---             44.5
    Borrowings under line-of-credit
      agreement                                 11.6               ---              ---               ---             11.6
    Other current liabilities                    ---              34.7              6.4               ---             41.1
----------------------------------------- ------------- ----------------- ---------------- ----------------- ----------------
    Total current liabilities                   11.6             144.2             17.2               ---            173.0

Long-term debt                                 400.0             404.9              1.0            (400.0)           405.9
Other liabilities                                ---              35.7              0.1              10.4             46.2
----------------------------------------- ------------- ----------------- ---------------- ----------------- ----------------
    Total Liabilities                          411.6             584.8             18.3            (389.6)           625.1

Owner's equity (deficit)                       (94.4)           (116.3)            38.3              78.0            (94.4)
----------------------------------------- ------------- ----------------- ---------------- ----------------- ----------------
Total Liabilities and Owner's Deficit        $ 317.2           $ 468.5           $ 56.6           $(311.6)         $ 530.7
----------------------------------------- ------------- ----------------- ---------------- ----------------- ----------------


                                                                                 1997
----------------------------------------- -----------------------------------------------------------------------------------
                                                           GUARANTOR       NON-GUARANTOR    ELIMINATIONS &
(IN MILLIONS)                                PARENT       SUBSIDIARIES     SUBSIDIARIES      ADJUSTMENTS      CONSOLIDATED
----------------------------------------- ------------- ----------------- ---------------- ----------------- ----------------
Current assets:
    Cash and cash equivalents                $  31.8           $  27.2           $  1.3          $    ---          $  60.3
    Other current assets                         ---              80.7              7.2               ---             87.9
----------------------------------------- ------------- ----------------- ---------------- ----------------- ----------------
    Total current assets                        31.8             107.9              8.5               ---            148.2

Property and equipment, net                      ---             225.4             27.1               ---            252.5
Other assets                                     ---              99.0              0.3               ---             99.3
Investments in subsidiaries                    256.9               ---              ---            (256.9)             ---
----------------------------------------- ------------- ----------------- ---------------- ----------------- ----------------
Total Assets                                 $ 288.7           $ 432.3           $ 35.9           $(256.9)         $ 500.0
----------------------------------------- ------------- ----------------- ---------------- ----------------- ----------------

Current liabilities:
    Accounts payable                        $    ---           $  56.3           $ 11.4          $    ---          $  67.7
    Accrued payroll and benefits                 ---              46.1              ---               ---             46.1
    Other current liabilities                    ---              42.1              ---               ---             42.1
----------------------------------------- ------------- ----------------- ---------------- ----------------- ----------------
    Total current liabilities                    ---             144.5             11.4               ---            155.9

Long-term debt                                 400.0             405.8              ---            (400.0)           405.8
Other liabilities                                ---              41.7              ---               7.9             49.6
----------------------------------------- ------------- ----------------- ---------------- ----------------- ----------------
    Total Liabilities                          400.0             592.0             11.4            (392.1)           611.3

Owner's equity (deficit)                      (111.3)           (159.7)            24.5             135.2           (111.3)
-----------------------------------------  ------------- ----------------- ---------------- ----------------- ----------------
Total Liabilities and Owner's Deficit        $ 288.7           $ 432.3           $ 35.9           $(256.9)         $ 500.0
----------------------------------------- ------------- ----------------- ---------------- ----------------- ----------------


                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                                 1998
------------------------------------------ ----------------------------------------------------------------------------------
                                                          GUARANTOR       NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                                PARENT     SUBSIDIARIES      SUBSIDIARIES       ADJUSTMENTS      CONSOLIDATED
------------------------------------------ ----------- ---------------- ------------------ ----------------- ----------------

Revenues                                    $   ---         $1,055.1             $176.9           $   ---         $1,232.0
Operating costs and expenses                    ---          1,001.5              171.7               ---          1,173.2
------------------------------------------ ----------- ---------------- ------------------ ----------------- ----------------

Operating profit                                ---             53.6                5.2               ---             58.8
Interest expense                              (39.3)           (39.9)               ---              39.3            (39.9)
Interest income                                 1.7              ---                ---               ---              1.7
------------------------------------------ ----------- ---------------- ------------------ ----------------- ----------------

Income (loss) before income taxes             (37.6)            13.7                5.2              39.3             20.6
Provision (benefit) for income taxes            4.6             (1.7)              (0.6)             (4.8)            (2.5)
Equity interest in affiliates                  65.3              ---                ---             (65.3)             ---
------------------------------------------ ----------- ---------------- ------------------ ----------------- ----------------
Net income                                   $ 23.1        $    15.4             $  5.8            $(21.2)        $   23.1
------------------------------------------ ----------- ---------------- ------------------ ----------------- ----------------



                                                                                 1997
------------------------------------------ ---------------------------------------------------------------------------------
                                                         GUARANTOR      NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                                PARENT    SUBSIDIARIES     SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
------------------------------------------ ----------- -------------- ------------------ ------------------ ----------------

Revenues                                    $   ---       $1,019.7             $126.6            $   ---         $1,146.3
Operating costs and expenses                    ---          960.5              119.7                ---          1,080.2
------------------------------------------ ----------- -------------- ------------------ ------------------ ----------------

Operating profit                                ---           59.2                6.9                ---             66.1
Interest expense                              (39.3)         (39.8)               ---               39.3            (39.8)
Interest income                                 2.6            0.4                ---                ---              3.0
------------------------------------------ ----------- -------------- ------------------ ------------------ ----------------

Income (loss) before income taxes             (36.7)          19.8                6.9               39.3             29.3
Provision (benefit) for income taxes          (12.1)           6.5                2.3               13.0              9.7
Equity interest in affiliates                  44.2            ---                ---              (44.2)             ---
------------------------------------------ ----------- -------------- ------------------ ------------------ ----------------

Net income                                   $ 19.6      $    13.3             $  4.6             $(17.9)        $   19.6
------------------------------------------ ----------- -------------- ------------------ ------------------ ----------------



                                                                                 1996
------------------------------------------ ---------------------------------------------------------------------------------
                                                         GUARANTOR      NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                                PARENT    SUBSIDIARIES     SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
------------------------------------------ ----------- -------------- ------------------ ------------------ ----------------

Revenues                                    $   ---       $1,017.1             $122.6            $   ---         $1,139.7
Operating costs and expenses                    ---          963.4              116.2                ---          1,079.6
------------------------------------------ ----------- -------------- ------------------ ------------------ ----------------

Operating profit                                ---           53.7                6.4                ---             60.1
Interest expense                              (39.3)         (40.3)               ---               39.3            (40.3)
Interest income                                 2.4            ---                ---                ---              2.4
------------------------------------------ ----------- -------------- ------------------ ------------------ ----------------

Income (loss) before income taxes             (36.9)          13.4                6.4               39.3             22.2
Provision (benefit) for income taxes          (15.5)           5.6                2.7               16.5              9.3
Equity interest in affiliates                  34.3            ---                ---              (34.3)             ---
------------------------------------------ ----------- -------------- ------------------ ------------------ ----------------
Net income                                   $ 12.9       $    7.8             $  3.7             $(11.5)        $   12.9
------------------------------------------ ----------- -------------- ------------------ ------------------ ----------------

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS


                                                                                 1998
--------------------------------------------- ----------------------------------------------------------------------------
                                                                               NON-        ELIMINATIONS
                                                            GUARANTOR       GUARANTOR            &
(IN MILLIONS)                                   PARENT     SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
--------------------------------------------- ----------- --------------- --------------- ---------------- ---------------

Cash (used in) provided by operations          $ (36.3)         $ 60.3        $   13.4           $ 36.3           $73.7
--------------------------------------------- ----------- --------------- --------------- ---------------- ---------------

Investing activities:
   Capital expenditures                            ---           (76.9)          (18.7)             ---           (95.6)
   Other                                           ---            (8.3)           (8.6)             8.6            (8.3)
   Advances (to) from subsidiaries                 4.1            26.2             6.0            (36.3)            ---
--------------------------------------------- ----------- --------------- --------------- ---------------- ---------------
   Cash provided by (used in)
      investing activities                         4.1           (59.0)          (21.3)           (27.7)         (103.9)
--------------------------------------------- ----------- --------------- --------------- ---------------- ---------------

Financing activities:
   Repayments of debt                              ---            (0.9)           (0.2)             ---            (1.1)
   Issuance of debt                                ---             ---             1.4              ---             1.4
   Dividend to Host Marriott Services             (5.6)            ---             ---              ---            (5.6)
   Payment to Host Marriott Corporation
     for Marriott International options
     and deferred shares                           ---            (3.5)            ---              ---            (3.5)
   Issuance of intercompany debt                  10.0             ---             ---              ---            10.0
   Repayment of intercompany debt                (10.0)            ---             ---              ---           (10.0)
   Net borrowings under line-of-credit
     agreement                                    11.6             ---             ---              ---            11.6
   Partnership contributions
     (distributions), net                          ---             ---             8.6             (8.6)            ---
   Other                                                           0.2             ---              ---             0.2
--------------------------------------------- ----------- --------------- --------------- ---------------- ---------------
   Cash used in financing activities               6.0            (4.2)            9.8             (8.6)            3.0
--------------------------------------------- ----------- --------------- --------------- ---------------- ---------------

(Decrease) increase in cash and
     cash equivalents                          $ (26.2)        $  (2.9)        $   1.9          $   ---          $(27.2)
--------------------------------------------- ----------- --------------- --------------- ---------------- ---------------



                                                                                1997
------------------------------------------ -------------------------------------------------------------------------------
                                                                               NON-        ELIMINATIONS
                                                            GUARANTOR       GUARANTOR            &
(IN MILLIONS)                                 PARENT       SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
------------------------------------------ -------------- --------------- --------------- ---------------- ---------------

Cash (used in) provided by operations          $ (35.4)         $ 31.5        $   14.4           $ 35.4          $ 45.9
------------------------------------------ -------------- --------------- --------------- ---------------- ---------------

Investing activities:
   Capital expenditures                            ---           (58.5)           (7.5)             ---           (66.0)
   Other                                           ---            (8.7)            3.9             (3.9)           (8.7)
   Advances (to) from subsidiaries                (8.1)           50.8            (7.3)           (35.4)            ---
------------------------------------------ -------------- --------------- --------------- ---------------- ---------------
   Cash used in investing activities              (8.1)          (16.4)          (10.9)           (39.3)          (74.7)
------------------------------------------ -------------- --------------- --------------- ---------------- ---------------

Financing activities:
   Repayments of debt                              ---            (1.7)            ---              ---            (1.7)
   Payment to Host Marriott Corporation
     for Marriott International options
     and deferred shares                           ---            (2.2)            ---              ---            (2.2)
   Partnership contributions
     (distributions), net                          ---             ---            (3.9)             3.9             ---
   Other                                           ---            (0.1)            ---              ---            (0.1)
------------------------------------------ -------------- --------------- --------------- ---------------- ---------------
   Cash used in financing activities               ---            (4.0)           (3.9)             3.9            (4.0)
------------------------------------------ -------------- --------------- --------------- ---------------- ---------------

(Decrease) increase in cash and
     cash equivalents                          $ (43.5)       $   11.1           $(0.4)         $   ---          $(32.8)
------------------------------------------ -------------- --------------- --------------- ---------------- ---------------

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                                               1996
----------------------------------------- -------------------------------------------------------------------------------
                                                                              NON-        ELIMINATIONS
                                                            GUARANTOR       GUARANTOR           &
(IN MILLIONS)                                PARENT       SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
----------------------------------------- -------------- ---------------- -------------- ---------------- ---------------

Cash provided by (used in) operations         $ (35.8)          $ 90.9        $   7.6           $ 35.8          $ 98.5
----------------------------------------- -------------- ---------------- -------------- ---------------- ---------------

Investing activities:
   Capital expenditures                           ---            (39.9)         (15.0)             ---           (54.9)
   Other                                          ---              5.0            5.7             (5.7)            5.0
   Advances (to) from subsidiaries               95.3            (66.4)           6.9            (35.8)            ---
----------------------------------------- -------------- ---------------- -------------- ---------------- ---------------
   Cash provided by (used in)
      investing activities                       95.3           (101.3)          (2.4)           (41.5)          (49.9)
----------------------------------------- -------------- ---------------- -------------- ---------------- ---------------

Financing activities:
   Repayments of debt                             ---             (0.8)           ---              ---            (0.8)
   Partnership contributions
     (distributions), net                         ---              ---           (5.7)             5.7             ---
----------------------------------------- -------------- ---------------- -------------- ---------------- ---------------
   Cash used in
     financing activities                         ---             (0.8)          (5.7)             5.7            (0.8)
----------------------------------------- -------------- ---------------- -------------- ---------------- ---------------

Increase (decrease) in cash and
     cash equivalents                          $ 59.5          $ (11.2)         $(0.5)         $   ---          $ 47.8
----------------------------------------- -------------- ---------------- -------------- ---------------- ---------------



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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                    PART III

        The information called for by Items 10-13 is incorporated by reference from the Host Marriott Services Corporation 1999 Annual Meeting of the Shareholders--Notice and Proxy Statement--(to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year).

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

      (2)  FINANCIAL STATEMENT SCHEDULES

           The following financial information is filed herewith on the pages indicated.

           FINANCIAL SCHEDULES:                                         PAGE
           --------------------                                         ----

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

        (3)  EXHIBITS

EXHIBIT
  NO.                           DESCRIPTION
-------        --------------------------------------------
21              Listing of Subsidiaries of the Registrant

27              Financial Data Schedule (EDGAR Filing Only)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 1999.

                            HOST INTERNATIONAL, INC.


                            By: /S/ BRIAN W. BETHERS
                                -----------------------
                                Brian W. Bethers
       Executive Vice President (Principal Financial Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their indicated capacities and on the date set forth above.

         SIGNATURE                                    TITLE
--------------------------         ----------------------------------------

/S/ WILLIAM W. MCCARTEN            President (Principal Executive Officer)
------------------------
William W. McCarten

/S/ BRIAN W. BETHERS               Executive  Vice  President  (Principal
------------------------             Financial  Officer and Director)
Brian W. Bethers

/S/ TIMOTHY H. PEASE               Vice President (Principal Accounting Officer)
------------------------
Timothy H. Pease

/S/ THOMAS G. O'HARE               Director
------------------------
Thomas G. O'Hare

/S/ JOHN J. MCCARTHY               Senior Vice President and Director
------------------------
John J. McCarthy

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


To the Shareholder of Host International, Inc.:

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Host International, Inc. and subsidiaries, included in this Form 10-K and have issued our report thereon dated January 27, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule appearing on page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP
Washington, D.C.
January 27, 1999

                                                                      SCHEDULE I


                            HOST INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
 FOR THE FISCAL YEARS ENDED JANUARY 1, 1999, JANUARY 2, 1998 AND JANUARY 3, 1997



--------------------------------------------- ---------------- -- -------------- -- --------------- --- -------------
                                                                    ADDITIONS
                                                BALANCE AT         CHARGED TO                            BALANCE AT
                                                 BEGINNING          COSTS AND                               END
               DESCRIPTION(2)                    OF PERIOD          EXPENSES        DEDUCTIONS(1)        OF PERIOD
--------------------------------------------- ---------------- -- -------------- -- --------------- --- -------------
                                                                          (IN MILLIONS)

Allowance for doubtful accounts
      1996                                              $ 9.1              $2.9            $ (1.7)             $10.3
      1997                                               10.3               7.4              (0.1)              17.6
      1998                                               17.6               1.4              (8.7)              10.3


Allowance for notes receivable
      1996                                                ---               0.4               ---                0.4
      1997                                                0.4               0.2               ---                0.6
      1998                                                0.6               0.9              (0.2)               1.3

--------------------------------------------- ---------------- -- -------------- -- --------------- --- -------------

(1) Charges to the accounts are for the purpose for which the reserves were created.
(2) The deferred tax asset valuation allowance has been omitted from this schedule because the required information is shown in the notes to the financial statements.

                                       S-2