Form 10-Q
period 1999-03-26
HOST INTERNATIONAL INC /DE/
filed 1999-05-07
CIK 905042

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 26, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR TRANSITION PERIOD FROM ___________ TO ___________

                           COMMISSION FILE NO. 1-14040

                            HOST INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     52-1242334
    ------------------------                 ------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


        6600 ROCKLEDGE DRIVE
         BETHESDA, MARYLAND                                20817
    -------------------------------                       -------
(Address of principal executive offices)                 (Zip Code)

                               (301) 380-7000
                      ---------------------------------------
               (Registrant's telephone number, including area code)


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

                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION (UNAUDITED):

         Condensed Consolidated Statements of Operations -
           For the Twelve Weeks Ended March 26, 1999 and
           March 27, 1998                                                      2

         Condensed Consolidated Balance Sheets -
           As of March 26, 1999 and January 1, 1999                            3

         Condensed Consolidated Statements of Cash Flows -
           For the Twelve Weeks Ended March 26, 1999 and
           March 27, 1998                                                      4

         Condensed Consolidated Statement of Shareholder's Deficit -
           For the Twelve Weeks Ended March 26, 1999                           5

         Notes to Condensed Consolidated Financial Statements               6-10

         Management's Discussion and Analysis of  Financial Condition
           and Results of Operations                                       11-19

         Quantitative and Qualitative Disclosure about Market Risk            20

PART II  OTHER INFORMATION AND SIGNATURE:

         Legal Proceedings                                                    21

         Changes in Securities and Use of Proceeds                            21

         Defaults Upon Senior Securities                                      21

         Submission of Matters to a Vote of Security Holders                  21

         Other Information                                                    21

         Exhibits and Reports on Form 8-K                                     21

         Signature                                                            22

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS)



                                                                                            TWELVE WEEKS ENDED
                                                                                      -------------------------------
                                                                                        MARCH 26,      MARCH 27,
                                                                                           1999           1998
---------------------------------------------------------------------------------------------------------------------
REVENUES                                                                                    $281.9          $252.0
---------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Cost of sales                                                                             81.5            74.3
    Payroll and benefits                                                                      91.6            79.8
    Rent                                                                                      43.4            40.2
    Royalties                                                                                  6.0             5.2
    Depreciation and amortization                                                             13.9            11.1
    General and administrative                                                                14.3            13.6
    Other                                                                                     26.5            23.1
---------------------------------------------------------------------------------------------------------------------

       Total operating costs and expenses                                                    277.2           247.3
---------------------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                                                               4.7             4.7

    Interest expense                                                                          (9.5)           (9.2)
    Interest income                                                                            0.2             0.5
---------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT
      OF CHANGE IN ACCOUNTING PRINCIPLE                                                       (4.6)           (4.0)

Benefit for income taxes                                                                      (1.8)           (1.6)
---------------------------------------------------------------------------------------------------------------------

Loss before cumulative effect of change in accounting principle                               (2.8)           (2.4)
Cumulative effect of change in accounting for start-up activities,
      net of tax benefit of $0.5 million                                                      (0.7)            ---
---------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                    $ (3.5)         $ (2.4)
---------------------------------------------------------------------------------------------------------------------










            See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                    MARCH 26,          JANUARY 1,
                                                                                      1999                1999
-------------------------------------------------------------------------------- ---------------- -- ----------------
                                    ASSETS

Current assets:
   Cash and cash equivalents                                                           $  24.7             $  33.1
   Accounts receivable, net                                                               30.6                28.8
   Inventories                                                                            36.4                38.1
   Deferred income taxes                                                                  19.7                19.7
   Prepaid rent                                                                            9.3                 7.4
   Other current assets                                                                   14.7                 6.7
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total current assets                                                                  135.4               133.8

Property and equipment, net                                                              306.0               290.2
Intangible assets                                                                         21.6                21.9
Deferred income taxes                                                                     60.5                60.0
Other assets                                                                              25.3                24.8
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total assets                                                                        $ 548.8             $ 530.7
-------------------------------------------------------------------------------- ---------------- -- ----------------


                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
   Accounts payable                                                                    $  77.7             $  75.8
   Accrued payroll and benefits                                                           40.1                44.5
   Accrued interest payable                                                               13.7                 4.8
   Borrowings under line-of-credit agreement                                              15.0                11.6
   Short-term borrowings from Host Marriott Tollroads, Inc.                                8.6                 ---
   Current portion of long-term debt                                                       1.2                 1.1
   Other current liabilities                                                              41.3                35.2
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total current liabilities                                                             197.6               173.0

Long-term debt                                                                           406.1               405.9
Other liabilities                                                                         45.1                46.2
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total liabilities                                                                     648.8               625.1

Common stock, no par value, 100 shares authorized,
   issued and outstanding                                                                  ---                 ---
Accumulated other comprehensive income                                                     ---                 0.1
Retained deficit                                                                        (100.0)              (94.5)
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total shareholder's deficit                                                          (100.0)              (94.4)
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total liabilities and shareholder's deficit                                         $ 548.8              $ 530.7
-------------------------------------------------------------------------------- ---------------- -- ----------------


           See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

                                                                                          TWELVE WEEKS ENDED
                                                                                  ------------------------------------
                                                                                    MARCH 26,            MARCH 27,
                                                                                       1999                1998
--------------------------------------------------------------------------------- -------------------- ---------------
OPERATING ACTIVITIES
   Net loss                                                                              $ (3.5)             $ (2.4)
   Cumulative effect of change in accounting principle, net of taxes                        0.7                 ---
--------------------------------------------------------------------------------- ---------------- --- ---------------

   Net loss before cumulative effect of change in accounting principle                     (2.8)               (2.4)

   Adjustments to reconcile net income to cash from operations:
     Depreciation and amortization                                                         14.2                11.6
     Amortization of deferred financing costs                                               0.3                 0.3
     Deferred income taxes                                                                 (0.5)                ---
     Other                                                                                  0.3                 1.8
     Working capital changes:
       (Increase) decrease in accounts receivable                                          (0.9)                4.5
       Decrease in inventories                                                              1.5                 0.8
       Increase in other current assets                                                   (11.0)               (3.9)
       Increase (decrease) in accounts payable and accruals                                12.5                (6.4)
--------------------------------------------------------------------------------- ---------------- --- ---------------

   Cash provided by operations                                                             13.6                 6.3

INVESTING ACTIVITIES
   Capital expenditures                                                                   (30.5)              (14.8)
   Other, net                                                                              (2.0)               (4.4)
--------------------------------------------------------------------------------- ---------------- --- ---------------

   Cash used in investing activities                                                      (32.5)              (19.2)

FINANCING ACTIVITIES
   Repayments of long-term debt                                                            (0.5)               (0.4)
   Issuance of long-term debt                                                               0.8                 0.9
   Proceeds from a short-term borrowings from Host Marriott Tollroads, Inc.                 9.3                 ---
   Repayment of short-term borrowings from Host Marriott Tollroads, Inc.                   (0.7)                ---
   Payment to Host Marriott Corporation for Marriott                                                            ---
     International options and deferred shares                                             (1.7)                ---
   Dividend to Host Marriott Services Corporation                                           ---                (4.7)
   Net borrowings under line-of-credit agreement                                            3.4                 ---
   Other                                                                                   (0.1)                0.2
--------------------------------------------------------------------------------- ---------------- --- ---------------

   Cash provided by (used in) financing activities                                         10.5                (4.0)

DECREASE IN CASH AND CASH EQUIVALENTS                                                      (8.4)              (16.9)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             33.1                60.3
--------------------------------------------------------------------------------- ---------------- --- ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $ 24.7              $ 43.4
--------------------------------------------------------------------------------- ---------------- --- ---------------






           See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT (UNAUDITED) TWELVE WEEKS ENDED MARCH 26, 1999
(IN MILLIONS)

                                                                               ACCUMULATED
                                                                                  OTHER
                                                 COMMON        RETAINED       COMPREHENSIVE
                                                  STOCK         DEFICIT           INCOME           TOTAL
--------------------------------------------- -------------- -------------- ------------------- -------------
Balance, January 1, 1999                         $    ---        $ (94.5)             $  0.1        $(94.4)
--------------------------------------------- -------------- -------------- ------------------- -------------

  Comprehensive loss:
     Net loss                                         ---           (3.5)                ---          (3.5)
     Foreign currency translation
      adjustments                                     ---            ---                (0.1)         (0.1)
--------------------------------------------- -------------- -------------- ------------------- -------------
  Total comprehensive loss                            ---           (3.5)               (0.1)         (3.6)

  Payment to Host Marriott Corporation
     for Marriott International options
     and deferred shares                              ---           (1.7)                ---          (1.7)
  Deferred compensation                               ---           (0.3)                ---          (0.3)
--------------------------------------------- -------------- -------------- ------------------ --------------

BALANCE, MARCH 26, 1999                          $    ---       $ (100.0)            $   ---       $(100.0)
--------------------------------------------- -------------- -------------- ------------------- -------------









           See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying condensed consolidated financial statements of Host International, Inc. (the "Company"), a wholly owned subsidiary of Host Marriott Services Corporation) and its subsidiaries, have been prepared without audit. The Company is the leading operator of food, beverage and retail concessions at airports, on tollroads, and in shopping malls, with facilities at nearly every major commercial airport and tollroad in the United States. The Company manages travel plazas on six tollroads for Host Marriott Tollroads, Inc. ("HMTR", a wholly owned subsidiary of Host
     Marriott Services Corporation) and receives management fees for such services. Base management fees are determined as a percentage of revenues, with additional incentive management fees determined as a percentage of available cash flow.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999 ("Form 10-K"). Capitalized terms not otherwise defined herein have the meanings specified in the Form 10-K.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of March 26, 1999 and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated. Certain reclassifications were made to the prior year financial statements to conform to the 1999 presentation.

2. During the first quarter of 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-Up Activities." As a result of the adoption of SOP 98-1, the Company capitalized $0.1 million of internal payroll and benefits costs during the first quarter of 1999 that previously would have been expensed. The adoption of SOP 98-5 in the first quarter of 1999 resulted in a $0.7 million charge, net of tax of $0.5 million, for a change in accounting principle. Additionally, the Company expects to expense approximately $2.6 million of anticipated pre-opening costs in 1999 that otherwise would have been capitalized and amortized in 2000 under the Company's former accounting policy. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," during 1998 and the adoption did not have a material effect on the Company's 1998 consolidated financial statements.

3. The Company's principal business is providing food, beverage and retail concessions at airports, in travel plazas and at shopping malls. The Company's management evaluates performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, interest, income taxes and cumulative effects of changes in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K. Financial information for the Company's three business segments are provided in the following tables.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                                               TWELVE WEEKS ENDED
                                                                      -------------------------------------
                                                                         MARCH 26,           MARCH 27,
                (IN MILLIONS)                                               1999               1998
                -------------------------------------------------------------------------------------------

                REVENUES:
                  Airports                                                    $ 246.3             $ 217.5
                  Travel plazas                                                  30.5                29.9
                  Shopping malls                                                  5.1                 4.6
                -------------------------------------------------------------------------------------------
                Total segment revenues                                        $ 281.9             $ 252.0
                -------------------------------------------------------------------------------------------

                OPERATING PROFIT (LOSS):(1)
                  Airports                                                    $  20.2             $  19.5
                  Travel plazas                                                  (0.5)               (1.0)
                  Shopping malls                                                 (0.7)               (0.2)
                -------------------------------------------------------------------------------------------
                Total segment operating profit                                $  19.0             $  18.3
                -------------------------------------------------------------------------------------------

                (1)   Before general and administrative expenses.






                                                                         MARCH 26,           JANUARY 1,
                (IN MILLIONS)                                               1999                1999
                ----------------------------------------------------------------------------------------------
                ASSETS:
                  Airports                                                     $ 352.5              $ 347.2
                  Travel plazas                                                   49.5                 54.1
                  Shopping malls                                                  14.2                 12.8
                ----------------------------------------------------------------------------------------------
                Total segment assets                                           $ 416.2              $ 414.1
                ----------------------------------------------------------------------------------------------



   Reconciliations of segment data to the Company's consolidated data follow:

                                                                               TWELVE WEEKS ENDED
                                                                      -------------------------------------
                                                                         MARCH 26,           MARCH 27,
                (IN MILLIONS)                                               1999               1998
                -------------------------------------------------------------------------------------------
                OPERATING PROFIT:
                  Segments                                                     $ 19.0              $ 18.3
                  General and administrative expenses                           (14.3)              (13.6)
                -------------------------------------------------------------------------------------------
                Total operating profit                                         $  4.7              $  4.7
                -------------------------------------------------------------------------------------------


                                                                          MARCH 26,          JANUARY 1,
                (IN MILLIONS)                                               1999                1999
                --------------------------------------------------------------------------------------------

                ASSETS:
                  Segments                                                     $ 416.2              $ 414.1
                  Corporate and other                                            132.6                116.6
                --------------------------------------------------------------------------------------------
                Total assets                                                   $ 548.8              $ 530.7
                --------------------------------------------------------------------------------------------



4.   SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION
     Certain subsidiaries of the Company guarantee the Senior Notes. The separate financial statements of each guaranteeing subsidiary (together, the "Guarantor Subsidiaries") are not presented because the Company's management has concluded that such separate financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company. The Company's controlled affiliates, in which the Company owns between 50% and 90% interest, are not guarantors of the Senior Notes (together, the "Non-Guarantor Subsidiaries"). The ability of the Company's Non-Guarantor Subsidiaries to pay dividends to the Company is restricted to the extent of the minority interests' share in the affiliates' combined net assets. There is no subsidiary of the Company the capital stock of which comprises a substantial portion of the collateral for

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     the Senior Notes within the meaning of Rule 3-10 of Regulation S-X. The following condensed consolidating financial information sets forth the combined results of operations, financial position, and cash flows of the parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Certain reclassifications were made to conform all of the supplemental information to the financial presentation on a consolidated basis. The principal eliminating and adjusting entries reflect (i) Company debt and related interest charges reflected in the financial statements of the Company (as obligor) and also the Guarantor Subsidiaries (as guarantors), (ii) investments, advances and equity in earnings in subsidiaries, and (iii) the minority interests' equity interests in the partnership distributions and the minority interest liabilities.


SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                   TWELVE WEEKS ENDED MARCH 26, 1999
------------------------------------------ ----------------------------------------------------------------------------------
                                                         GUARANTOR       NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                                PARENT     SUBSIDIARIES     SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------
Revenues                                    $   ---         $ 232.6              $49.3            $   ---           $281.9
Operating costs and expenses                    ---           229.8               47.4                ---            277.2
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Operating profit                                ---             2.8                1.9                ---              4.7
Interest expense                               (9.2)           (9.5)               ---                9.2             (9.5)
Interest income                                 0.2             ---                ---                ---              0.2
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Income (loss) before income taxes and          (9.0)           (6.7)               1.9                9.2             (4.6)
    cumulative effect of change in
    accounting principle
Provision (benefit) for income taxes           (3.5)           (2.6)               0.8                3.5             (1.8)
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------
Income (loss) before cumulative effect
    of change in accounting principle          (5.5)           (4.1)               1.1                5.7             (2.8)
Cumulative effect of change in
    accounting for start up activities,
    net of tax benefit of $0.5 million          ---            (0.7)               ---                ---             (0.7)
Equity interest in affiliates                   2.0             ---                ---               (2.0)             ---
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Net income (loss)                            $ (3.5)        $  (4.8)            $  1.1             $  3.7           $ (3.5)
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------




                                                                   TWELVE WEEKS ENDED MARCH 27, 1998
------------------------------------------ ----------------------------------------------------------------------------------
                                                         GUARANTOR       NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                                PARENT     SUBSIDIARIES     SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------
Revenues                                    $   ---         $ 220.4              $31.6            $   ---           $252.0
Operating costs and expenses                    ---           217.2               30.1                ---            247.3
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Operating profit                                ---             3.2                1.5                ---              4.7
Interest expense                               (9.0)           (9.2)               ---                9.0             (9.2)
Interest income                                 0.5             ---                ---                ---              0.5
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Income (loss) before income taxes              (8.5)           (6.0)               1.5                9.0             (4.0)
Provision (benefit) for income taxes           (3.4)           (2.4)               0.6                3.6             (1.6)
Equity interest in affiliates                   2.7             ---                ---               (2.7)             ---
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Net income (loss)                            $ (2.4)        $  (3.6)            $  0.9             $  2.7           $ (2.4)
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

                                                                                MARCH 26, 1999
--------------------------------------------- -----------------------------------------------------------------------------------
                                                            GUARANTOR       NON-GUARANTOR      ELIMINATIONS &
(IN MILLIONS)                                   PARENT     SUBSIDIARIES      SUBSIDIARIES       ADJUSTMENTS       CONSOLIDATED
--------------------------------------------- ----------- --------------- ------------------- ----------------- -----------------
Current assets:
   Cash and cash equivalents                   $   5.3         $  17.5               $  1.9         $    ---           $  24.7
   Other current assets                            ---           101.2                  9.5              ---             110.7
--------------------------------------------- ----------- --------------- ------------------- ----------------- -----------------
   Total current assets                            5.3           118.7                 11.4              ---             135.4

Property and equipment, net                        ---           258.6                 47.4              ---             306.0
Other assets                                       ---           103.9                  3.5              ---             107.4
Investments in subsidiaries                      318.3             ---                  ---           (318.3)              ---
--------------------------------------------- ----------- --------------- ------------------- ----------------- -----------------

Total Assets                                   $ 323.6         $ 481.2              $  62.3          $(318.3)          $ 548.8
--------------------------------------------- ----------- --------------- ------------------- ----------------- -----------------

Current liabilities:
   Accounts payable                           $    ---         $  69.3              $   8.4         $    ---           $  77.7
   Accrued payroll and benefits                    ---            40.2                  ---              ---              40.2
   Borrowings under line-of-credit agreement      15.0             ---                  ---              ---              15.0
   Short-term borrowings from Host
      Marriott Tollroads, Inc.                     8.6             ---                 ---               ---               8.6
   Other current liabilities                       ---            49.5                  6.6              ---              56.1
--------------------------------------------- ----------- --------------- ------------------- ----------------- -----------------
   Total current liabilities                      23.6           159.0                 15.0              ---             197.6

Long-term debt                                   400.0           405.2                  0.9           (400.0)            406.1
Other liabilities                                  ---            33.5                  ---             11.6              45.1
--------------------------------------------- ----------- --------------- ------------------- ----------------- -----------------

   Total Liabilities                             423.6           597.7                 15.9           (388.4)            648.8

Owner's equity (deficit)                        (100.0)         (116.5)                46.4             70.1            (100.0)
--------------------------------------------- ----------- --------------- ------------------- ----------------- -----------------

Total Liabilities and Owner's Deficit          $ 323.6         $ 481.2              $  62.3          $(318.3)          $ 548.8
--------------------------------------------- ----------- --------------- ------------------- ----------------- -----------------




                                                                               JANUARY 1, 1999
--------------------------------------------- -----------------------------------------------------------------------------------
                                                            GUARANTOR       NON-GUARANTOR      ELIMINATIONS &
(IN MILLIONS)                                   PARENT     SUBSIDIARIES      SUBSIDIARIES       ADJUSTMENTS       CONSOLIDATED
--------------------------------------------- ----------- --------------- ------------------- ----------------- -----------------
Current assets:
   Cash and cash equivalents                   $   5.6         $  24.3              $  3.2          $    ---           $  33.1
   Other current assets                            ---            90.2                10.5               ---             100.7
--------------------------------------------- ----------- --------------- ------------------- ----------------- -----------------
   Total current assets                            5.6           114.5                13.7               ---             133.8

Property and equipment, net                        ---           250.4                39.8               ---             290.2
Other assets                                       ---           103.6                 3.1               ---             106.7
Investments in subsidiaries                      311.6             ---                 ---            (311.6)              ---
--------------------------------------------- ----------- --------------- ------------------- ----------------- -----------------

Total Assets                                   $ 317.2         $ 468.5              $ 56.6           $(311.6)          $ 530.7
--------------------------------------------- ----------- --------------- ------------------- ----------------- -----------------

Current liabilities:
   Accounts payable                           $    ---         $  65.0              $ 10.8          $    ---           $  75.8
   Accrued payroll and benefits                    ---            44.5                 ---               ---              44.5
   Borrowings under line-of-credit agreement      11.6             ---                 ---               ---              11.6
   Other current liabilities                       ---            34.7                 6.4               ---              41.1
--------------------------------------------- ----------- --------------- ------------------- ----------------- -----------------
   Total current liabilities                      11.6           144.2                17.2               ---             173.0

Long-term debt                                   400.0           404.9                 1.0            (400.0)            405.9
Other liabilities                                  ---            35.7                 0.1              10.4              46.2
--------------------------------------------- ----------- --------------- ------------------- ----------------- -----------------

   Total Liabilities                             411.6           584.8                18.3            (389.6)            625.1

Owner's equity (deficit)                         (94.4)         (116.3)               38.3              78.0             (94.4)
--------------------------------------------- ----------- --------------- ------------------- ----------------- -----------------

Total Liabilities and Owner's Deficit          $ 317.2         $ 468.5              $ 56.6           $(311.6)          $ 530.7
--------------------------------------------- ----------- --------------- ------------------- ----------------- -----------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                      TWELVE WEEKS ENDED MARCH 26, 1999
------------------------------------------------- --------------------------------------------------------------------------
                                                                                   NON-       ELIMINATIONS
                                                                 GUARANTOR       GUARANTOR          &
(IN MILLIONS)                                       PARENT      SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------

Cash (used in) provided by operations                $ (8.7)       $   11.3        $   2.3         $   8.7       $   13.6
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------

Investing activities:
   Capital expenditures                                 ---           (21.2)          (9.3)           ---           (30.5)
   Other                                                ---            (2.0)          (6.2)           6.2            (2.0)
   Advances (to) from subsidiaries                     (3.6)            6.5            5.8           (8.7)            ---
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------
   Cash used in investing activities                   (3.6)          (16.7)          (9.7)          (2.5)          (32.5)
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------

Financing activities:
   Repayments of long-term debt                         ---            (0.4)          (0.1)           ---            (0.5)
   Issuance of long-term debt                           ---             0.8                           ---             0.8
   Proceeds from short-term borrowings
      from Host Marriott Tollroads, Inc.                9.3             ---            ---            ---             9.3
   Repayment of short-term borrowings
      from Host Marriott Tollroads, Inc.               (0.7)            ---            ---            ---            (0.7)
   Payment to Host Marriott Corporation for
     Marriott International options and
     deferred shares                                    ---            (1.7)           ---            ---            (1.7)
   Net borrowings under line-of-credit
     agreement                                          3.4             ---            ---            ---             3.4
   Partnership contributions
     (distributions), net                               ---             ---            6.2           (6.2)            ---
   Other                                                ---            (0.1)           ---            ---            (0.1)
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------
   Cash provided by (used in) financing                12.0            (1.4)           6.1           (6.2)           10.5
       activities
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------

Decrease in cash and cash equivalents                $ (0.3)          $(6.8)         $(1.3)       $   ---           $(8.4)
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------



                                                                      TWELVE WEEKS ENDED MARCH 27, 1998
------------------------------------------------- --------------------------------------------------------------------------
                                                                                   NON-       ELIMINATIONS
                                                                 GUARANTOR       GUARANTOR          &
(IN MILLIONS)                                       PARENT      SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------

Cash (used in) provided by operations                $ (8.2)        $   5.7        $   0.6         $   8.2       $    6.3
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------

Investing activities:
   Capital expenditures                                 ---           (13.3)          (1.5)           ---           (14.8)
   Other                                                ---            (4.4)           0.2           (0.2)           (4.4)
   Advances (to) from subsidiaries                      2.6             5.8           (0.2)          (8.2)            ---
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------
   Cash provided by (used in)
      investing activities                              2.6           (11.9)          (1.5)          (8.4)          (19.2)
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------

Financing activities:
   Repayments of debt                                   ---            (0.4)           ---            ---            (0.4)
   Issuance of debt                                     ---             ---            0.9            ---             0.9
   Dividend to Host Marriott
     Services Corporation                               ---            (4.7)           ---            ---            (4.7)
   Partnership contributions
     (distributions), net                               ---             ---           (0.2)           0.2             ---
   Other                                                ---             0.2            ---            ---             0.2
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------
   Cash (used in) provided by financing                 ---            (4.9)           0.7            0.2            (4.0)
       activities
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------

Decrease in cash and cash equivalents                $ (5.6)         $(11.1)         $(0.2)       $   ---          $(16.9)
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES. Revenues for the twelve weeks ("quarter") ended March 26, 1999 increased by 11.9% to $281.9 million from the same period in 1998, with revenue growth in all business segments. The increase in revenues was driven by moderate performance in comparable domestic airport concessions operations, the conversion of the Miami International Airport contract from a management agreement to an operating agreement during the second quarter of 1998, moderate growth in tollroad operations and the opening of one new mall food court in the first quarter of 1999 and two new mall food courts in the fourth quarter of 1998.


                                                                          TWELVE WEEKS ENDED
                                                                     -----------------------------
                                                                       MARCH 26,     MARCH 27,
      (IN MILLIONS)                                                       1999          1998          CHANGE
      ----------------------------------------------------------------------------------------------------------
      REVENUES BY BUSINESS LINE
          AIRPORTS:
             Domestic                                                       $219.9        $193.7         13.5%
             International                                                    16.5          14.0         17.9
             Off-airports                                                      9.9           9.8          1.0
      ----------------------------------------------------------------------------------------------------------
                 Total airports                                               246.3         217.5         13.2
      ----------------------------------------------------------------------------------------------------------
           TRAVEL PLAZAS                                                       30.5          29.9          2.0
          SHOPPING MALLS                                                       5.1           4.6         10.9
      ----------------------------------------------------------------------------------------------------------
           Total revenues                                                    $281.9        $252.0         11.9%
      ----------------------------------------------------------------------------------------------------------


The Company's diversified branded concept portfolio, which consists of over 100 franchised, licensed or internally developed brands, is a unique competitive advantage in the marketplace. Brand awareness, customer familiarity with product offerings, and the perception of superior value and consistency are all factors contributing to higher revenue per enplaned passenger ("RPE") in branded facilities. Branded revenues in all of the Company's venues increased 15.7% for the first quarter of 1999 compared to a year ago and accounted for $101.8 million of the Company's total revenues. The majority of this increase related to the Company's continued transformation of airport locations from generic offerings to internationally known brands and unique local concepts. Branded concept revenues in all of the Company's venues have grown at a compound annual growth rate of 15.1% over the last three fiscal years. The Company's exposure to any one brand is limited given the diversity of brands that are offered.

AIRPORTS
Airport segment revenues were up 13.2% to $246.3 million for the first quarter of 1999 compared to a year ago with the majority of the increase from the Company's domestic airport concessions.

Domestic and international airport concession revenues were up $28.7 million, or 13.8%, to $236.4 million for the first quarter of 1999 compared to a year ago, driven by new contracts, strong growth in RPE and moderate growth in passenger enplanements. Airport revenues benefited from the opening of concession facilities at two of the Company's newest contracts, Miami and Palm Beach. Domestic airport concession revenues grew 13.5%, to $219.9 million. Comparable domestic airport revenues grew by 8.6% for the first quarter of 1999 from an estimated 2.3% growth in domestic passenger enplanements and 6.3% growth in RPE. The passenger enplanement growth is estimated by the Air Transport Association whose member airlines represent 95% of all passenger traffic in the United States. RPE is the primary measure of how effective the Company is at capturing potential customers and increasing customer spending. Moderate increases in menu prices, increased revenue from recently renovated facilities in the Las Vegas, Minneapolis, Tampa and Charlotte airports and various real estate maximization efforts contributed to the growth in RPE. International airport revenues were up 17.9% to $16.5 million with benefits from new contracts at Shenzhen Huangtian International Airport and Kuala Lumpur International Airport as well as the addition of new concepts and overall enplanement increases.

HOST INTERNATIONAL, INC.  AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


During the first quarter of 1999, the Company extended over $55 million of revenues from six airport contracts that were expiring before 2002. The most significant was the five-year contract extension for food and beverage at Terminal IV at the Phoenix Sky Harbor International Airport.

Off-airport revenues increased 1.0% to $9.9 million in the first quarter of 1999. The closing of two hotel gift shop locations in 1998 offset the solid performance of two tourist attraction locations and one entertainment location in the first quarter of 1999.

TRAVEL PLAZAS
Travel plaza concession revenues for the first quarter of 1999 were up 1.5% to $27.9 million when compared to the same period in 1998 with solid growth on most of the Company's major tollroads. In addition, travel plaza management fee income for the first quarter of 1999 was $2.6 million compared to $2.4 million a year ago. This growth was the result of the introduction of several new branded concepts to selected locations, including Starbucks Coffee and Pizza Hut Express, as well as moderate increases in menu prices.

SHOPPING MALLS
Shopping malls concession revenues increased by 10.9% to $5.1 million for the first quarter of 1999 when compared with the first quarter of 1998. This increase can be attributed to the opening of the MacArthur Center Mall in the first quarter of 1999 and the openings of the Independence Center Mall and the Leesburg Corner Premium Outlets in the fourth quarter of 1998.


 OPERATING COSTS AND EXPENSES. The Company's total operating costs and expenses were $277.2 million for the first quarter of 1999, or 98.3% of total revenues, compared with $247.3 million for the first quarter of 1998, or 98.1% of total revenues. The operating profit margin decrease of 20 basis points reflects higher payroll and depreciation expense margins offset by improvements in the cost of sales, rent and general and administrative expense margins.

Cost of sales for the first quarter of 1999 increased 9.7% to $81.5 million when compared to the first quarter of 1998. Cost of sales as a percentage of total revenues improved 60 basis points during the first quarter of 1999 with benefits from the re-emphasis of product cost management. The margin improvement was attained despite a mix shift to higher cost of product concepts, such as Starbucks, as well as start-up inefficiencies at new food and beverage concepts that result in temporarily high product waste.

Payroll and benefits totaled $91.6 million during the first quarter of 1999, a 14.8% increase over the first quarter of 1998. Payroll and benefits as a percentage of total revenues for the first quarter of 1999 increased 80 basis points to 32.5% as a result of tight labor markets and training costs related to new concessions at several airports. The Company is addressing the tight labor markets with increased emphasis on recruitment and retention as well as with training in and regular use of technology previously put in place for labor productivity and scheduling.

Rent expense totaled $43.4 million for the first quarter of 1999, an increase of 8.0% above the first quarter of 1998. Rent expense as a percentage of total revenues improved 60 basis points and can be attributed to sales increases on contracts with fixed rental rates and new or renewed contracts with favorable rent margins.

Royalties expense for the first quarter of 1999 increased by 15.4% to $6.0 million when compared with the first quarter of 1998. As a percentage of total revenues, royalties expense increased by 10 basis points for the first quarter of 1999. The increase in royalties expense reflects the Company's continued introduction of branded concepts to its airport concessions operations and the continued expansion into the heavily branded shopping mall food court concessions business. Royalties expense as a percentage of branded sales averaged 5.9% and 6.0% in the first quarter of 1999 and 1998, respectively. This margin improvement was attributable to the addition of branded concepts with lower-than-average royalty percentages. Branded facilities generate higher sales per square foot, contribute toward increased RPE and position the Company to win and retain concessions contracts.

HOST INTERNATIONAL, INC.  AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED



Depreciation and amortization expense, excluding $0.3 million of corporate depreciation on property and equipment, which is included as a component of general and administrative expenses, was $13.9 million for the first quarter of 1999, compared to $11.1 million, excluding $0.5 million of corporate depreciation on property and equipment, for the first quarter of 1998. The 50 basis point increase in the depreciation expense margin is attributed to increased capital investments to win new contracts, extend existing contracts and introduce new branded restaurants.

General and administrative expenses were $14.3 million for the first quarter of 1999, an increase of 5.1% from a year ago. This increase was primarily attributable to an incremental $0.8 million of external Year 2000 costs in the first quarter of 1999 compared to a year ago.

Other operating expenses, which include utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, increased 14.7% to $26.5 million for the first quarter of 1999 when compared to the first quarter of 1998. Other operating expenses as a percentage of total revenues increased 20 basis points to 9.4% when compared to the first quarter of 1998.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit was $4.7 million, or 1.7% of revenues, for the first quarter of 1999 compared to $4.7 million, or 1.9% of revenues, for the first quarter of 1998. Excluding $1.0 million of Year 2000 costs and $0.4 million pre-opening expenses in the first quarter of 1999 and $0.2 million of Year 2000 costs and $0.4 million of pre-opening expenses in the first quarter of 1998, operating profit would have increased by 15.1% to $6.1 million in the first quarter of 1999 compared with $5.3 million a year ago.



                                                                                 TWELVE WEEKS ENDED
                                                                             ---------------------------
                                                                               MARCH 26,     MARCH 27,
        (IN MILLIONS)                                                            1999         1998
        ------------------------------------------------------------------------------------------------

        OPERATING PROFIT (LOSS) BY BUSINESS LINE (1)
            AIRPORTS:
               Domestic                                                           $ 19.0       $ 18.5
               International                                                         0.6          0.2
               Off-airports                                                          0.6          0.8
        ------------------------------------------------------------------------------------------------
                  Total airports                                                    20.2         19.5
        ------------------------------------------------------------------------------------------------
            TRAVEL PLAZAS                                                           (0.5)        (1.0)
            SHOPPING MALLS                                                          (0.7)        (0.2)
        ------------------------------------------------------------------------------------------------
            Total operating profit                                                $ 19.0       $ 18.3
        ------------------------------------------------------------------------------------------------

        (1)  Before general and administrative expenses.


The airport segment operating profit, before general and administrative expenses, was 8.2% of airport revenues for the first quarter of 1999 as compared with 9.0% of airport revenues for the first quarter of 1998. The 80 basis point decline in the airport segment operating profit margin primarily reflects an increase in depreciation (in a seasonally low quarter) related to capital investments and higher payroll cost margins due to tight labor markets offset by improved cost of sales margins. For the entire fiscal year of 1999, the Company is forecasting higher airport operating profit margins and is targeting improvements in operating costs.

The travel plaza segment operating loss margin, before general and administrative expenses, improved significantly to 1.6% for the first quarter of 1999 compared to 3.3% in the first quarter of 1998, reflecting moderate revenue growth coupled with active management of operating costs.

HOST INTERNATIONAL, INC.  AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED



The operating loss margin for the shopping mall segment, excluding general and administrative expenses, increased to 13.7% for the first quarter of 1999 from 4.3% in the first quarter of 1998 due to seasonably low customer traffic, start-up inefficiencies at the Company's three most recently opened malls.

INTEREST EXPENSE. Interest expense increased to $9.5 million for the first quarter of 1999 compared to $9.2 million for the first quarter of 1998, and reflects additional interest incurred on borrowings under the revolving credit facility and short-term borrowings from HMTR to fund capital expenditures.

INTEREST INCOME. Interest income decreased to $0.2 million for the first quarter of 1999 compared to $0.5 million for the first quarter of 1998, reflecting lower cash balances during the first quarter of 1999 compared to a year ago.

INCOME TAXES. The benefit for income taxes for the first quarters of 1999 and 1998 were $1.8 million and $1.6 million, respectively, with an effective tax rate of 39.5% for both quarters.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The Company adopted SOP 98-5 during the first quarter of 1999 which resulted in a one-time, after-tax write-off of deferred pre-opening costs totaling $0.7 million. The new SOP requires pre-opening costs to be expensed as incurred in 1999 and beyond.

NET LOSS. The Company's net loss for the first quarter of 1999 increased to $2.8 million before the change in accounting principle and $3.5 million after the change in accounting principle. Net loss for the first quarter of 1998 was $2.4 million. The increase in net loss before the change in accounting in the first quarter of 1999 was due to the increase in spending for Year 2000 costs combined with higher net interest expense due to increased short-term borrowings.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its ongoing capital expenditures, debt-service requirements and treasury purchases from cash flow generated from ongoing operations and current cash balances. The Company has more recently drawn on existing credit facilities to fund increased capital spending. Given the Company's expected capital requirements in 1999 and 2000, the current favorable interest rate environment, the benefits of increased financial flexibility, and Host Marriott Services' interest in repurchasing shares, the Company is currently considering alternative long-term financing arrangements including the issuance of unsecured debt and the early tendering of the $400 million in Senior Notes along with the recapitalization of the Company. The Company has not yet determined the preferred course of action and there can be no assurance that if the Company chooses one of these alternatives that it will be successful in obtaining new debt, in tendering for the Senior Notes or in recapitalizing the Company.

The Company's Senior Notes, which will mature in May 2005, were issued at par and have a fixed coupon rate of 9.5%. The Senior Notes can be called beginning in May 2000 at a price of 103.56%, declining to par in May 2003. The Company would have to pay a premium in addition to the call price of 103.56% in order to tender for the notes prior to May 2000.

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

The First National Bank of Chicago, as agent for a group of participating lenders, has provided credit facilities ("Facilities") to Host International consisting of a $75.0 million revolving credit facility and a $25.0 million letter of credit facility. The revolving credit facility provides for working capital and can be used for general corporate purposes other than hostile acquisitions. At the end of the first quarter of 1999, the Company had drawn $15.0 million of outstanding indebtedness under the revolving credit facility at an average interest rate of 6.71%. All borrowings under the Facilities are senior obligations of Host International and are secured by Host Marriott Services' pledge of, and first perfected interest in, all of the capital stock of the Company and certain of its subsidiaries. The Company forecasts borrowing under this facility to be approximately $40 million by the end of 1999.

The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Senior Notes Indenture, and provide that dividends payable to Host Marriott Services are limited to 25% of the Company's consolidated net income, as defined in the loan agreements. During the first quarter of 1998 and in compliance with the Facilities, the Company paid $4.7 million of dividends to Host Marriott Services. The Company did not pay dividends to Host Marriott Services in the first quarter of 1999; however, the Company can pay $6.5 million of dividends to Host Marriott Services prior to the end of the 1999 fiscal year. The loan agreements also contain certain financial ratio and capital expenditure covenants. Any indebtedness outstanding under the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, or the occurrence of certain events of default under the Senior Notes Indenture. As of March 26, 1999 and throughout the twelve weeks ended March 26, 1999, the Company was in compliance with the covenants described above.

During the first quarter of 1999, an international subsidiary of the Company was granted a $7.5 million credit facility by ABN AMRO Bank N.V. consisting of a $6.1 million overdraft facility with a variable interest rate until February 1, 2002 and a five-year loan of $1.4 million to fund business activities, including planned capital expenditures. As of the end of the first quarter of 1999, no funds had been drawn on the facility.

During the first quarter of 1999, HMTR granted up to $20.0 million of short-term borrowings to the Company with a variable interest rate. As of the end of the first quarter of 1999, the Company had outstanding borrowings of $8.6 million at an average interest rate of 6.19%.

The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital and deferred income taxes, totaled $12.0 million for the first quarter of 1999 as compared with $11.3 million for the same period in 1998.

The primary use of cash in investing activities consists of capital expenditures. The Company incurs capital expenditures to build out new facilities, including growth initiatives, to expand or reposition existing facilities and to maintain the quality and operations of existing facilities. The Company's capital expenditures in the first quarter of 1999 and 1998 totaled $30.5 million and $14.8 million, respectively. For the entire fiscal year of
1999, the Company expects to make capital expenditure investments of approximately $125.0 million, with $90.0 million related to core markets (domestic airport and travel plaza segments) and $35.0 million related to growth markets (international airports and food courts in shopping malls). Since 1990, capital expenditures in core markets have ranged from below 4% to nearly 9% of revenues, with an average of approximately 5%. Capital expenditures are now at the upper end of the historic range due to the Company's recent success in winning new contracts and renewing existing ones, which has also extended the Company's overall weighted-average contract

HOST INTERNATIONAL, INC.  AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED



lives. Multi-year construction projects at these recently renewed and new contracts are expected to result in capital expenditures in core markets of approximately 7% of revenues in 1999. In the year 2000, the Company expects capital expenditures in its core markets to begin to decline--reaching approximately 4% of revenues by 2001. The timing of capital expenditures is subject to the variability in contract renewals, the timing of new contract wins and the timing of related construction.

The Company's cash provided by financing activities in the first quarter of 1999 was $10.5 million, compared with used in financing activities of $4.0 million for the same period in 1998. During the first quarter of 1999, the Company had cash inflows from line-of-credit borrowings totaling $3.4 million, a net increase in short-term borrowings from HMTR of $8.6 million and proceeds from the issuance of debt of $0.8 million. Offsetting these cash inflows were cash outflows of $1.7 million for the Company's obligation to pay for the 1998 exercise of nonqualified stock options and the 1998 release of deferred stock incentive shares held by certain former employees of Host Marriott Corporation and $0.5 million of debt repayments. Cash used in financing activities in the first quarter of 1998 can be primarily attributed to $4.7 million of dividends paid to Host Marriott Services.

The Company's consolidated earnings before interest, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased 8.9% to $18.4 million in the first quarter of 1999 compared with $16.9 million in the first quarter of 1998. The EBITDA margin decreased 20 basis points to 6.5% of revenues. Excluding external Year 2000 costs and pre-opening costs in both quarters, EBITDA would have increased by 15.8% and the EBITDA margin would have improved an additional 20 basis points to 7.0%. The Company's cash interest coverage ratio (defined as EBITDA to interest expense less amortization of deferred financing costs during the last four quarters) was 3.1 to 1.0 as of the end of the first quarter of 1999 compared with 3.2 to 1.0 as of the end of the first quarter of 1998. The Company considers EBITDA to be a meaningful measure for assessing operating performance. EBITDA can be used to measure the Company's ability to service debt, fund capital investments and expand its business. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP"). The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

The following is a reconciliation of net loss to EBITDA:

                                                                                    TWELVE WEEKS ENDED
                                                                                ---------------------------
                                                                                  MARCH 26,     MARCH 27,
         (IN MILLIONS)                                                              1999          1998
         ---------------------------------------------------- -- -- ----------- -------------- ------------

         NET LOSS                                                                    $ (3.5)      $ (2.4)
         Interest, net (1) (2)                                                          9.3          8.7
         Benefit for income taxes                                                      (1.8)        (1.6)
         Depreciation and amortization                                                 14.2         11.6
         Cumulative effect of change in accounting principle                            0.7          ---
         Other non-cash items                                                          (0.5)         0.6
         ---------------------------------------------------- -- -- ----------- -------------- ------------

         EBITDA                                                                      $ 18.4       $ 16.9
         ---------------------------------------------------- -- -- ----------- -------------- ------------

          (1) Amortization of deferred financing costs of $0.3 million for the first quarter of 1999 and 1998 is included as a component of interest expense
          (2) In fiscal year 1998, the Company changed the calculation of EBITDA to exclude interest income, which is more consistent with industry standards. The 1998 EBITDA has been restated to conform to the 1999 presentation.

The Senior Notes Indenture and the Facilities require interest income to be included in the EBITDA calculation. Under this definition, EBITDA totaled $18.6 million and $17.4 million, respectively.

HOST INTERNATIONAL, INC.  AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


DEFERRED INCOME TAXES

The Company has recognized net deferred tax assets of $80.2 million and $68.2 million at March 26, 1999 and March 27, 1998, respectively, which generally represent tax credit carryforwards and tax effects of future available deductions from taxable income.

Realization of the net deferred tax assets are dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at March 26, 1999. Management anticipates that increases in taxable income will arise in future periods primarily as a result of the Company's growth strategies and reduced operating costs resulting from the ongoing restructuring of the Company's business processes. The anticipated improvement in operating results is expected to increase the taxable income base to a level that would allow realization of the existing net deferred tax assets within eight to twelve years.

Future levels of operating income and other taxable gains are dependent upon general economic and industry conditions, including airport and tollroad traffic, inflation, competition and demand for development of concepts, and other factors beyond the Company's control. No assurance can be given that sufficient taxable income will be generated for full utilization of the tax credits and deductible temporary differences. Management has considered the above factors in reaching its conclusion that it is more likely than not that operating income will be sufficient to utilize these deferred deductions fully. The amount of the net deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are not achieved. Conversely, the amount of the net deferred tax assets considered realizable could be increased if estimates of future taxable income are achieved, weighing positive and negative evidence judgmentally.

YEAR 2000

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

INFORMATION SYSTEMS. To date, the Company has identified 20 internal systems that will require correction. The Company is resolving Year 2000 issues through replacement of equipment, modification of software and replacement of certain software systems. For mission critical systems, third-party experts will be engaged to verify Year 2000 compliance testing. All mission critical information technology systems at corporate headquarters, which perform financial management processes, are Year 2000 compliant. The Company anticipates that other systems will be compliant by the third quarter of 1999.

EMBEDDED SYSTEMS. As of the end of 1998, a comprehensive inventory of the Company's mission critical and date-sensitive embedded systems had been completed for approximately half of the Company's locations. The remaining locations are expected to be fully inventoried by mid-1999. All manufacturers of inventoried components utilized in the operations have been contacted in order to determine whether the components are Year 2000 compliant. The Company intends to remediate or replace, as applicable, any identified non-compliant mission critical systems and expects to complete this process by August 1999. The quality of the responses received from manufacturers, the estimated impact of the individual system on the Company, and the ability of

HOST INTERNATIONAL, INC.  AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED



the Company to perform meaningful tests will influence its decision regarding whether to conduct independent testing of embedded systems.

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

FINANCIAL IMPLICATIONS. The Company currently estimates that external costs, such as consulting experts, for its Year 2000 systems compliance program will total approximately $4.0 million in 1999 and $0.5 million in 2000. The Company currently estimates that internal costs, such as remediation coding and system support, for Year 2000 compliance will total approximately $1.1 million in 1999 and $0.3 million in 2000. Additionally, final remediation may require further capital investments to replace equipment and software. During the first quarter of 1999, approximately $1.0 million in external costs and approximately $0.3 million in internal costs were incurred relating to Year 2000 implementation compared with approximately $0.2 million in external costs and approximately $0.1 in internal costs in the first quarter of 1998. The anticipated costs associated with the Company's Year 2000 compliance program do not include time and costs that may be expensed as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.

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

FORWARD-LOOKING STATEMENTS

This report, the Company's other reports filed with the Securities and Exchange Commission or furnished to shareholders and its public statements and press releases contain "forward-looking statements" within the meaning of the federal securities laws, including, but not limited to, statements concerning the Company's outlook for 1999 and beyond; the growth in revenues in 1999 and subsequent years; the amount of additional revenues expected from new shopping mall food court and airport contracts that were added in 1999 or that are expected to be added or renewed in 1999 and subsequent years; efforts and expectations relating to Year 2000 compliance; anticipated retention rates of existing contracts in core business lines; capital spending plans; projected cash flows from certain operating units; business strategies and their anticipated results; and similar statements concerning future events and expectations that are not historical facts.

These forward-looking statements are subject to numerous risks and uncertainties, including the effects of seasonality; airline and tollroad industry fundamentals and general economic conditions (including the current economic downturn in Asia); competitive forces within the food, beverage and retail concessions industries; the availability of cash flow to fund future capital expenditures; government regulation and the potential adverse impact of union labor strikes and the Year 2000 issue on operations. For further information concerning risks applicable to operations, see the Company's Form 10-K. Forward-looking statements are inherently uncertain, and investors must recognize that actual results could differ materially from those expressed or implied by the statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices, which could impact results of operations and financial condition. Changes in market interest rates over the next year would not materially impact earnings or cash flow as the Company's cash investments are short-term, interest rates under the revolving credit facility and the borrowings agreement with HMTR are short-term and the interest rates on the long-term debt are fixed. The Company's exposure to changes in foreign currency exchange rates is not material to earnings or cash flows. Due to the Company's wide variety of product offerings and diverse brand portfolio, the Company would not expect fluctuations in commodity prices to be material to earnings or cash flows.

The fair value of fixed rate long-term debt is sensitive to changes in interest rates, which would result in gains/losses in the market value of this debt due to differences between the market interest rates and rates at the inception of the debt obligation. Based on a hypothetical immediate 150 basis point increase in interest rates at the end of the first quarters of 1999 and 1998, the market value of fixed rate long-term debt would result in a net decrease of $26.9 million and $31.8 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of fixed rate long-term debt outstanding at the end of first quarter 1999 and 1998 of $34.1 million and $37.4 million, respectively. Changes in fair value of the Company's long-term debt does not impact earnings or cash flows.

The Company has the ability to borrow up to $75.0 million against a revolving credit facility. As of the end of the first quarter of 1999, borrowings outstanding under the revolving credit facility totaled $15.0 million at an average interest rate of 6.71% with average outstanding balance of $15.6 million. A hypothetical 10% increase or decrease in interest rates would not have a material effect on earnings for the first quarter of 1999.

The Company also has the ability to borrow up to $20.0 million under a short-term borrowings agreement with HMTR. As of the end of the first quarter of 1999, borrowings outstanding under this agreement totaled $8.6 million at an average interest rate of 6.19%. A hypothetical 10% increase or decrease in interest rates would not have a material effect on earnings for the first quarter of 1999 as the average balance outstanding was $2.7 million.

An international subsidiary of the Company has the ability to borrow up to $6.1 million against an overdraft facility. As of the end of the first quarter of 1999, no funds had been drawn on the facility.

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



                                   HOST INTERNATIONAL, INC.




 MAY 7, 1999                               /S/  BRIAN W. BETHERS
 ----------                        --------------------------------------------
   Date                            Brian W. Bethers
                                   Executive Vice President (Principal Financial
                                   Officer and Director)