Form 10-Q
period 1999-06-18
HOST INTERNATIONAL INC /DE/
filed 1999-07-30
CIK 905042

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 18, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR TRANSITION PERIOD FROM ___________ TO ___________

                          COMMISSION FILE NO. 33-95060

                            HOST INTERNATIONAL, INC.
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                 52-1242334
   ------------------------------       ---------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)


      6600 ROCKLEDGE DRIVE
       BETHESDA, MARYLAND                               20817
---------------------------------------           -----------------
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

                                                                        PAGE NO.
PART I.       FINANCIAL INFORMATION (UNAUDITED):

              Condensed Consolidated Statements of Operations -
                For the Twelve Weeks Ended and Twenty-Four Weeks Ended        2
                June 18, 1999 and June 19, 1998

              Condensed Consolidated Balance Sheets -
                As of June 18, 1999 and January 1, 1999                       3

              Condensed Consolidated Statements of Cash Flows -
                For the Twenty-Four Weeks Ended June 18, 1999
                and June 19, 1998                                             4

              Condensed Consolidated Statement of Shareholder's Deficit -
                For the Twenty-Four Weeks Ended June 18, 1999                 5

              Notes to Condensed Consolidated Financial Statements         6-11

              Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        12-21

              Quantitative and Qualitative Disclosure about Market Risk      22


PART II.      OTHER INFORMATION AND SIGNATURE:

              Legal Proceedings                                              23

              Changes in Securities and Use of Proceeds                      23

              Defaults Upon Senior Securities                                23

              Submission of Matters to a Vote of Security Holders            23

              Other Information                                              23

              Exhibits and Reports on Form 8-K                               23

              Signature                                                      24

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS)

                                                                      TWELVE WEEKS ENDED          TWENTY-FOUR WEEKS ENDED
                                                                 -------------------------------------------------------------
                                                                    JUNE 18,       JUNE 19,       JUNE 18,       JUNE 19,
                                                                      1999           1998           1999           1998
------------------------------------------------------------------------------------------------------------------------------
REVENUES                                                                $313.8        $288.7          $595.7         $540.7
------------------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Cost of sales                                                         89.1          83.7           170.6          158.0
    Payroll and benefits                                                  93.8          84.5           185.4          164.3
    Rent                                                                  47.3          44.7            90.7           84.9
    Royalties                                                              6.9           6.0            12.9           11.2
    Depreciation and amortization                                         14.7          12.5            28.6           23.6
    General and administrative                                            14.1          13.5            28.4           27.1
    Other                                                                 28.9          26.0            55.4           49.1
------------------------------------------------------------------------------------------------------------------------------

       Total operating costs and expenses                                294.8         270.9           572.0          518.2
------------------------------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                                          19.0          17.8            23.7           22.5

    Interest expense                                                      (9.7)         (9.2)          (19.2)         (18.4)
    Interest income                                                        0.1           0.2             0.3            0.7
------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                    9.4           8.8             4.8            4.8

Provision for income taxes                                                 3.7           3.2             1.9            1.6
------------------------------------------------------------------------------------------------------------------------------

Income before cumulative effect of change in
   accounting principle                                                    5.7           5.6             2.9            3.2
Cumulative effect of change in accounting for start-up
   activities, net of tax benefit of $0.5 million                          ---           ---            (0.7)           ---
------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                              $  5.7        $  5.6           $ 2.2           $3.2
------------------------------------------------------------------------------------------------------------------------------




        See  notes  to  condensed   consolidated  financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                    JUNE 18,           JANUARY 1,
                                                                                      1999                1999
-------------------------------------------------------------------------------- ---------------- -- ----------------
                                 ASSETS
Current assets:
   Cash and cash equivalents                                                           $  31.1             $  33.1
   Accounts receivable, net                                                               33.6                28.8
   Inventories                                                                            38.1                38.1
   Deferred income taxes                                                                  19.8                19.7
   Prepaid rent                                                                            9.5                 7.4
   Other current assets                                                                   10.9                 6.7
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total current assets                                                                  143.0               133.8

Property and equipment, net                                                              315.8               290.2
Intangible assets                                                                         21.1                21.9
Deferred income taxes                                                                     61.0                60.0
Other assets                                                                              24.2                24.8
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total assets                                                                        $ 565.1             $ 530.7
-------------------------------------------------------------------------------- ---------------- -- ----------------


                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
   Accounts payable                                                                    $  83.5             $  75.8
   Accrued payroll and benefits                                                           41.7                44.5
   Accrued interest payable                                                                3.6                 4.8
   Borrowings under line-of-credit agreement                                              27.7                11.6
   Short-term borrowings from Host Marriott Tollroads, Inc.                               14.2                 ---
   Current portion of long-term debt                                                       1.2                 1.1
   Other current liabilities                                                              38.6                35.2
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total current liabilities                                                             210.5               173.0

Long-term debt                                                                           406.0               405.9
Other liabilities                                                                         49.1                46.2
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total liabilities                                                                     665.6               625.1

Common stock, no par value, 100 shares authorized,
   issued and outstanding                                                                  ---                 ---
Accumulated other comprehensive income                                                     ---                 0.1
Retained deficit                                                                        (100.5)              (94.5)
-------------------------------------------------------------------------------- ---------------- -- ----------------
   Total shareholder's deficit                                                          (100.5)              (94.4)
-------------------------------------------------------------------------------- ---------------- -- ----------------
   Total liabilities and shareholder's deficit                                         $ 565.1              $ 530.7
-------------------------------------------------------------------------------- ---------------- -- ----------------

            See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

                                                                                       TWENTY-FOUR WEEKS ENDED
                                                                                 -------------------------------------
                                                                                    JUNE 18,            JUNE 19,
                                                                                      1999                1998
-------------------------------------------------------------------------------- ------------------- -----------------
OPERATING ACTIVITIES
   Net income                                                                            $ 2.2                $ 3.2
   Cumulative effect of change in accounting principle, net of taxes                       0.7                  ---
-------------------------------------------------------------------------------- ---------------- -- -----------------

   Net income before cumulative effect of change in accounting principle                   2.9                  3.2

   Adjustments to reconcile net income to cash from operations:
     Depreciation and amortization                                                        29.3                 24.6
     Amortization of deferred financing costs                                              0.6                  0.6
     Income taxes                                                                         (1.1)                (1.1)
     Other                                                                                 0.4                  4.4
     Working capital changes:
       Increase in accounts receivable                                                    (1.5)                (1.4)
       Increase in inventories                                                            (0.3)                (1.0)
       Increase in other current assets                                                   (4.2)                (2.5)
       Increase (decrease) in accounts payable and accruals                                3.9                 (2.6)
-------------------------------------------------------------------------------- ---------------- -- -----------------

   Cash provided by operations                                                            30.0                 24.2

INVESTING ACTIVITIES
   Capital expenditures                                                                  (56.3)               (32.5)
   Other, net                                                                              2.9                 (5.6)
-------------------------------------------------------------------------------- ---------------- -- -----------------

   Cash used in investing activities                                                     (53.4)               (38.1)

FINANCING ACTIVITIES
   Repayments of long-term debt                                                           (0.6)                (0.6)
   Issuance of long-term debt                                                              ---                  0.9
   Net borrowings under line-of-credit agreement                                          16.1                  ---
   Proceeds from short-term borrowings from Host Marriott Tollroads, Inc.                 16.3                 10.0
   Repayment of short-term borrowings from Host Marriott Tollroads, Inc.                  (2.1)               (10.0)
   Payment to Host Marriott Corporation for Marriott
     International options and deferred shares                                            (1.7)                (3.5)
   Dividend to Host Marriott Services Corporation                                         (6.5)                (4.7)
   Other                                                                                  (0.1)                (0.1)
-------------------------------------------------------------------------------- ---------------- -- -----------------

   Cash provided by (used in) financing activities                                        21.4                 (8.0)

DECREASE IN CASH AND CASH EQUIVALENTS                                                     (2.0)               (21.9)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            33.1                 60.3
-------------------------------------------------------------------------------- ---------------- -- -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 31.1               $ 38.4
-------------------------------------------------------------------------------- ---------------- -- -----------------



            See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT (UNAUDITED) TWENTY-FOUR WEEKS ENDED JUNE 18, 1999
(IN MILLIONS)

                                                                               ACCUMULATED
                                                                                  OTHER
                                                 COMMON        RETAINED       COMPREHENSIVE
                                                  STOCK         DEFICIT           INCOME           TOTAL
--------------------------------------------- -------------- -------------- ------------------- -------------

Balance, January 1, 1999                         $    ---        $ (94.5)             $  0.1        $(94.4)
--------------------------------------------- -------------- -------------- ------------------- -------------

  Comprehensive income:
     Net income                                       ---            2.2                 ---           2.2
     Foreign currency translation
      adjustments                                     ---            ---                (0.1)         (0.1)
--------------------------------------------- -------------- -------------- ------------------- -------------

  Total comprehensive income                          ---            2.2                (0.1)          2.1

  Payment to Host Marriott Corporation
     for Marriott International options
     and deferred shares                              ---           (1.7)                ---          (1.7)
  Dividend to Host Marriott
     Services Corporation                             ---           (6.5)                ---          (6.5)
--------------------------------------------- -------------- -------------- ------------------- -------------

BALANCE, JUNE 18, 1999                           $    ---       $ (100.5)           $    ---       $(100.5)
--------------------------------------------- -------------- -------------- ------------------- -------------







            See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying condensed consolidated financial statements of Host International, Inc. (the "Company", a wholly-owned subsidiary of Host Marriott Services Corporation) and its subsidiaries, have been prepared without audit. The Company is the leading operator of food, beverage and retail concessions at airports, on tollroads and in shopping malls, with facilities at nearly every major commercial airport and tollroad in the United States. The Company manages travel plazas on six tollroads for Host Marriott Tollroads, Inc. ("HMTR," a wholly-owned subsidiary of Host
     Marriott Services Corporation) and receives management fees for such services. Base management fees are determined as a percentage of revenues, with additional incentive management fees determined as a percentage of available cash flow.

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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 18, 1999 and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

2. During the first quarter of 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-Up Activities." As a result of the adoption of SOP 98-1, the Company capitalized internal payroll and benefits costs of $0.1 million in the second quarter and $0.2 million in the first half of 1999 that previously would have been expensed. The adoption of SOP 98-5 in the first quarter of 1999 resulted in a $0.7 million charge, net of tax benefit of $0.5 million, for a change in accounting principle. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," during 1998 and the adoption did not have a material effect on the Company's 1998 consolidated financial statements.

3. In the first half of 1999, the Company incurred a capital lease obligation when it entered into a lease for new equipment totaling $0.7 million.

4. The Company's management evaluates the performance of each of its three operating segments based on profit or loss from operations before allocation of general and administrative expenses, interest, income taxes and cumulative effects of changes in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K. Financial information for the Company's three business segments are provided in the following tables.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                    TWELVE WEEKS ENDED         TWENTY-FOUR WEEKS ENDED
                                                ---------------------------  -----------------------------
                                                  JUNE 18,      JUNE 19,       JUNE 18,        JUNE 19,
                (IN MILLIONS)                       1999          1998           1999            1998
                ------------------------------------------------------------------------------------------
                REVENUES:
                  Airports                          $ 263.6       $ 242.7         $ 509.9        $ 460.2
                  Travel plazas                        43.9          41.6            74.4           71.5
                  Shopping malls                        6.3           4.4            11.4            9.0
                ------------------------------------------------------------------------------------------
                Total segment revenues              $ 313.8       $ 288.7         $ 595.7        $ 540.7
                ------------------------------------------------------------------------------------------

                OPERATING PROFIT (LOSS):(1)
                  Airports                          $  26.9       $  26.7         $  47.1        $  46.2
                  Travel plazas                         6.6           5.1             6.1            4.1
                  Shopping malls                       (0.4)         (0.5)           (1.1)          (0.7)
                ------------------------------------------------------------------------------------------
                Total segment operating profit      $  33.1       $  31.3         $  52.1        $  49.6
                ------------------------------------------------------------------------------------------

                (1)   Before general and administrative expenses.




                                                                          JUNE 18,          JANUARY 1,
                (IN MILLIONS)                                               1999               1999
                ----------------------------------------------------------------------------------------------
                ASSETS:
                  Airports                                                     $ 368.1            $ 347.2
                  Travel plazas                                                   47.6               54.1
                  Shopping malls                                                  15.0               12.8
                ----------------------------------------------------------------------------------------------
                Total segment assets                                           $ 430.7            $ 414.1
                ----------------------------------------------------------------------------------------------

  Reconciliations of segment data to the Company's  consolidated data follow:


                                                          TWELVE WEEKS ENDED           TWENTY-FOUR WEEKS ENDED
                                                       --------------------------   ------------------------------
                                                        JUNE 18,      JUNE 19,       JUNE 18,        JUNE 19,
                (IN MILLIONS)                             1999          1998           1999            1998
                ------------------------------------------------------------------------------------------------
                OPERATING PROFIT:
                  Segments                                $ 33.1         $ 31.3         $ 52.1          $ 49.6
                  General and administrative expenses      (14.1)         (13.5)         (28.4)          (27.1)
                ------------------------------------------------------------------------------------------------
                Total operating profit                    $ 19.0         $ 17.8         $ 23.7          $ 22.5
                ------------------------------------------------------------------------------------------------


                                                                          JUNE 18,          JANUARY 1,
                (IN MILLIONS)                                                1999               1999
                -------------------------------------------------------------------------------------------
                ASSETS:
                  Segments                                                       $ 430.7           $ 414.1
                  Corporate and other                                              134.4             116.6
                -------------------------------------------------------------------------------------------
                Total assets                                                     $ 565.1           $ 530.7
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


SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                   TWELVE WEEKS ENDED JUNE 18, 1999
------------------------------------------ ----------------------------------------------------------------------------------
                                                         GUARANTOR       NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                                PARENT     SUBSIDIARIES     SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------
Revenues                                    $   ---         $ 261.1              $52.7            $   ---           $313.8
Operating costs and expenses                    ---           245.6               49.2                ---            294.8
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Operating profit                                ---            15.5                3.5                ---             19.0
Interest expense                               (9.5)           (9.7)               ---                9.5             (9.7)
Interest income                                 0.1             ---                ---                ---              0.1
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Income (loss) before income taxes              (9.4)            5.8                3.5                9.5              9.4
Provision (benefit) for income taxes           (3.8)            2.2                1.3                4.0              3.7
Equity interest in affiliates                  11.3             ---                ---              (11.3)             ---
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Net income                                   $  5.7          $  3.6             $  2.2             $ (5.8)          $  5.7
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------




                                                                   TWELVE WEEKS ENDED JUNE 19, 1998
------------------------------------------ ----------------------------------------------------------------------------------
                                                         GUARANTOR       NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                                PARENT     SUBSIDIARIES     SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------
Revenues                                    $   ---         $ 250.1              $38.6            $   ---           $288.7
Operating costs and expenses                    ---           234.1               36.8                ---            270.9
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Operating profit                                ---            16.0                1.8                ---             17.8
Interest expense                               (9.1)           (9.2)               ---                9.1             (9.2)
Interest income                                 0.2             ---                ---                ---              0.2
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Income (loss) before income taxes              (8.9)            6.8                1.8                9.1              8.8
Provision (benefit) for income taxes           (2.3)            2.7                0.5                2.3              3.2
Equity interest in affiliates                  12.2             ---                ---              (12.2)             ---
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Net income                                   $  5.6          $  4.1             $  1.3             $ (5.4)          $  5.6
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                 TWENTY-FOUR WEEKS ENDED JUNE 18, 1999
------------------------------------------ ----------------------------------------------------------------------------------
                                                         GUARANTOR       NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                                PARENT     SUBSIDIARIES     SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------
Revenues                                    $   ---         $ 493.7             $102.0            $   ---           $595.7
Operating costs and expenses                    ---           475.4               96.6                ---            572.0
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Operating profit                                ---            18.3                5.4                ---             23.7
Interest expense                              (18.7)          (19.2)               ---               18.7            (19.2)
Interest income                                 0.3             ---                ---                ---              0.3
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Income (loss) before income taxes and
    cumulative effect of change in
    accounting principle                      (18.4)           (0.9)               5.4               18.7              4.8
Provision (benefit) for income taxes           (7.3)           (0.4)               2.1                7.5              1.9
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------
Income (loss) before cumulative effect
    of change in accounting principle         (11.1)           (0.5)               3.3               11.2              2.9
Cumulative effect of change in
    accounting for start up activities,
    net of tax benefit of $0.5 million          ---            (0.7)               ---                ---             (0.7)
Equity interest in affiliates                  13.3             ---                ---              (13.3)             ---
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Net income (loss)                            $  2.2         $  (1.2)            $  3.3            $  (2.1)          $  2.2
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------



                                                                 TWENTY-FOUR WEEKS ENDED JUNE 19, 1998
------------------------------------------ ----------------------------------------------------------------------------------
                                                         GUARANTOR       NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                                PARENT     SUBSIDIARIES     SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------
Revenues                                    $   ---         $ 470.5              $70.2            $   ---           $540.7
Operating costs and expenses                    ---           451.3               66.9                ---            518.2
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Operating profit                                ---            19.2                3.3                ---             22.5
Interest expense                              (18.1)          (18.4)               ---               18.1            (18.4)
Interest income                                 0.7             ---                ---                ---              0.7
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Income (loss) before income taxes             (17.4)            0.8                3.3               18.1              4.8
Provision (benefit) for income taxes           (5.7)            0.3                1.1                5.9              1.6
Equity interest in affiliates                  14.9             ---                ---              (14.9)             ---
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Net income (loss)                            $  3.2          $  0.5             $  2.2            $  (2.7)          $  3.2
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
                                                                                JUNE 18, 1999
--------------------------------------------- -----------------------------------------------------------------------------------
                                                               GUARANTOR       NON-GUARANTOR    ELIMINATIONS &
(IN MILLIONS)                                    PARENT      SUBSIDIARIES      SUBSIDIARIES       ADJUSTMENTS     CONSOLIDATED
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------
Current assets:
   Cash and cash equivalents                      $  9.1          $  20.1              $  1.9        $    ---          $  31.1
   Other current assets                              ---             99.6                12.3             ---            111.9
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------
   Total current assets                              9.1            119.7                14.2             ---            143.0

Property and equipment, net                          ---            265.4                50.4             ---            315.8
Other assets                                         ---            102.7                 3.6             ---            106.3
Investments in subsidiaries                        332.3              ---                 ---          (332.3)             ---
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------

Total Assets                                     $ 341.4          $ 487.8             $  68.2         $(332.3)         $ 565.1
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------

Current liabilities:
   Accounts payable                             $    ---          $  76.4             $   7.1        $    ---          $  83.5
   Accrued payroll and benefits                      ---             41.7                 ---             ---             41.7
   Borrowings under line-of-credit agreement        27.7              ---                 ---             ---             27.7
   Short-term borrowings from Host Marriott
     Tollroads, Inc.                                14.2              ---                 ---             ---             14.2
   Other current liabilities                         ---             37.3                 6.1             ---             43.4
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------
   Total current liabilities                        41.9            155.4                13.2             ---            210.5

Long-term debt                                     400.0            405.1                 0.9          (400.0)           406.0
Other liabilities                                    ---             35.1                 ---            14.0             49.1
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------

   Total Liabilities                               441.9            595.6                14.1          (386.0)           665.6

Owner's equity (deficit)                          (100.5)          (107.8)               54.1            53.7           (100.5)
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------

Total Liabilities and Owner's Deficit            $ 341.4          $ 487.8             $  68.2         $(332.3)         $ 565.1
--------------------------------------------  ------------- ---------------- ------------------ ---------------- ----------------


                                                                               JANUARY 1, 1999
--------------------------------------------- -----------------------------------------------------------------------------------
                                                              GUARANTOR        NON-GUARANTOR    ELIMINATIONS &
(IN MILLIONS)                                   PARENT      SUBSIDIARIES       SUBSIDIARIES       ADJUSTMENTS     CONSOLIDATED
--------------------------------------------- ----------- ------------------ ------------------ ---------------- ----------------
Current assets:
   Cash and cash equivalents                   $   5.6            $  24.3             $  3.2         $    ---          $  33.1
   Other current assets                            ---               90.2               10.5              ---            100.7
--------------------------------------------- ----------- ------------------ ------------------ ---------------- ----------------
   Total current assets                            5.6              114.5               13.7              ---            133.8

Property and equipment, net                        ---              250.4               39.8              ---            290.2
Other assets                                       ---              103.6                3.1              ---            106.7
Investments in subsidiaries                      311.6                ---                ---           (311.6)             ---
--------------------------------------------- ----------- ------------------ ------------------ ---------------- ----------------

Total Assets                                   $ 317.2            $ 468.5             $ 56.6          $(311.6)         $ 530.7
--------------------------------------------- ----------- ------------------ ------------------ ---------------- ----------------

Current liabilities:
   Accounts payable                           $    ---            $  65.0             $ 10.8         $    ---          $  75.8
   Accrued payroll and benefits                    ---               44.5                ---              ---             44.5
   Borrowings under line-of-credit agreement      11.6                ---                ---              ---             11.6
   Other current liabilities                       ---               34.7                6.4              ---             41.1
--------------------------------------------- ----------- ------------------ ------------------ ---------------- ----------------
   Total current liabilities                      11.6              144.2               17.2              ---            173.0

Long-term debt                                   400.0              404.9                1.0           (400.0)           405.9
Other liabilities                                  ---               35.7                0.1             10.4             46.2
--------------------------------------------- ----------- ------------------ ------------------ ---------------- ----------------

   Total Liabilities                             411.6              584.8               18.3           (389.6)           625.1

Owner's equity (deficit)                         (94.4)            (116.3)              38.3             78.0            (94.4)
--------------------------------------------- ----------- ------------------ ------------------ ---------------- ----------------

Total Liabilities and Owner's Deficit          $ 317.2            $ 468.5             $ 56.6          $(311.6)         $ 530.7
--------------------------------------------- ----------- ------------------ ------------------ ---------------- ----------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                       TWENTY-FOUR WEEKS ENDED JUNE 18, 1999
----------------------------------------------------- ------------------------------------------------------------------------
                                                                                     NON-       ELIMINATIONS
                                                                   GUARANTOR       GUARANTOR          &
(IN MILLIONS)                                          PARENT     SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------
Cash (used in) provided by operations                 $ (17.8)       $   26.7        $   3.3         $  17.8        $  30.0
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------

Investing activities:
   Capital expenditures                                   ---           (41.8)         (14.5)           ---           (56.3)
   Other                                                  ---             2.9          (10.4)          10.4             2.9
   Advances (to) from subsidiaries                       (2.5)           10.3           10.0          (17.8)            ---
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------
   Cash used in investing activities                     (2.5)          (28.6)         (14.9)          (7.4)          (53.4)
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------

Financing activities:
   Repayments of debt                                     ---            (0.5)          (0.1)           ---            (0.6)
   Net borrowings under line-of-credit agreement         16.1             ---            ---            ---            16.1
   Proceeds from a short-term loan from Host
      Marriott Tollroads, Inc.                           16.3             ---            ---            ---            16.3
   Repayment of short-term loan from Host Marriott
      Tollroads, Inc.                                    (2.1)            ---            ---            ---            (2.1)
   Payment to Host Marriott Corporation for Marriott
     International options and deferred shares            ---            (1.7)           ---            ---            (1.7)
   Dividend to Host Marriott Services Corporation        (6.5)            ---            ---            ---            (6.5)
   Partnership contributions (distributions), net         ---             ---           10.4          (10.4)            ---
   Other                                                  ---            (0.1)           ---            ---            (0.1)
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------
   Cash provided by (used in) financing activities       23.8            (2.3)          10.3          (10.4)           21.4
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------

Increase (decrease) in cash and cash equivalents       $  3.5         $  (4.2)      $   (1.3)       $   ---       $    (2.0)
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------

                                                                       TWENTY-FOUR WEEKS ENDED JUNE 19, 1998
----------------------------------------------------- ------------------------------------------------------------------------
                                                                                     NON-       ELIMINATIONS
                                                                   GUARANTOR       GUARANTOR          &
(IN MILLIONS)                                          PARENT     SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
--------------------------------------------------------------- --------------- -------------- -------------- ---------------
Cash (used in) provided by operations                 $ (16.8)       $   23.2        $   1.0         $  16.8       $   24.2
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------

Investing activities:
   Capital expenditures                                   ---           (22.7)          (9.8)           ---           (32.5)
   Other                                                  ---            (5.6)          (8.6)           8.6            (5.6)
   Advances (to) from subsidiaries                        1.6             7.2            8.0          (16.8)            ---
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------
   Cash provided by (used in)
      investing activities                                1.6           (21.1)         (10.4)          (8.2)          (38.1)
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------

Financing activities:
   Repayments of debt                                     ---            (0.4)          (0.2)           ---            (0.6)
   Issuance of debt                                       ---             ---            0.9            ---             0.9
   Proceeds from a short-term loan from Host
      Marriott Tollroads, Inc.                           10.0             ---            ---            ---            10.0
   Repayment of short-term loan from Host Marriott
      Tollroads, Inc.                                   (10.0)            ---            ---            ---           (10.0)
   Payment to Host Marriott Corporation for Marriott
     International options and deferred shares            ---            (3.5)           ---            ---            (3.5)
   Dividend to Host Marriott Services Corporation        (4.7)            ---            ---            ---            (4.7)
   Partnership contributions (distributions), net         ---             ---            8.6           (8.6)            ---
   Other                                                  ---            (0.1)           ---            ---            (0.1)
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------
   Cash (used in) provided by financing activities       (4.7)           (4.0)           9.3           (8.6)           (8.0)
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------

Decrease in cash and cash equivalents                 $ (19.9)        $  (1.9)         $(0.1)       $   ---          $(21.9)
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS


RECENT EVENTS

Subsequent to the end of the second quarter of 1999, an announcement was made that a definitive agreement had been approved by the Board of Directors of Autogrill SpA ("Autogrill") to acquire all of the outstanding common stock of Host Marriott Services Corporation ("Host Marriott Services"), the Company's parent corporation. The transaction has been unanimously approved by the Board of Directors of Host Marriott Services, which will recommend the transaction to its shareholders, and remains subject to receipt of customary regulatory approvals. Under the terms of the agreement, Host Marriott Services' shareholders will receive $15.75 per share in cash from Autogrill in a tender offer expected to commence on August 2, 1999. The tender will remain open for a period of 20 business days and is subject to acceptance by at least two-thirds of Host Marriott Services' shareholders. This acquisition will create the leading global operator of commercial catering for travelers with operations in North America, Europe, Australia and Asia with annual sales of over $2.6 billion based on 1998 results.

RESULTS OF OPERATIONS

REVENUES. Revenues for the twelve weeks ("quarter") ended June 18, 1999 increased by 8.7% to $313.8 million from the same period in 1998, with strong revenue growth in all business lines. Revenues for the twenty-four weeks ("first half") ended June 18, 1999 totaled $595.7 million, an increase of 10.2%. The increase in revenues was driven by strong performance in comparable domestic airport concession operations, the conversion of the Miami International Airport contract from a management agreement to an operating agreement in the second quarter of 1998, solid growth in tollroad operations and the opening of three new mall food courts in the last nine months.

                                             TWELVE WEEKS ENDED                   TWENTY-FOUR WEEKS ENDED
                                    -------------------------------------------------------------------------------
                                      JUNE 18,     JUNE 19,                  JUNE 18,      JUNE 19,
  (IN MILLIONS)                         1999         1998       CHANGE         1999          1998        CHANGE
  -----------------------------------------------------------------------------------------------------------------
  REVENUES BY BUSINESS LINE
      AIRPORTS:
         Domestic                         $234.6      $215.8        8.7%         $454.5        $409.5       11.0%
         International                      17.3        15.5       11.6            33.8          29.5       14.6
         Off-airports                       11.7        11.4        2.6            21.6          21.2        1.9
  -----------------------------------------------------------------------------------------------------------------
            Total airports                 263.6       242.7        8.6           509.9         460.2       10.8
  -----------------------------------------------------------------------------------------------------------------
      TRAVEL PLAZAS                         43.9        41.6        5.5            74.4          71.5        4.1
      SHOPPING MALLS                         6.3         4.4       43.2            11.4           9.0       26.7
  -----------------------------------------------------------------------------------------------------------------
      Total revenues                      $313.8      $288.7        8.7%         $595.7        $540.7       10.2%
  -----------------------------------------------------------------------------------------------------------------

The Company's diversified branded concept portfolio, which consists of over 100 franchised, licensed or internally developed brands, is a unique competitive advantage in the marketplace. Brand awareness, customer familiarity with product offerings, and the perception of superior value and consistency are all factors contributing to higher revenue per enplaned passenger ("RPE") in branded facilities. Branded revenues in all of the Company's venues increased 16.3% and 16.1% for the second quarter and first half of 1999, respectively, compared to a year ago. Branded revenues accounted for $121.7 million of the Company's total revenues for the second quarter of 1999 and $224.8 million for the first half of 1999. The majority of the increases relate to the Company's continued transformation of airport locations from generic offerings to internationally known brands and unique local concepts. Branded concept revenues in all of the Company's venues have grown at a compound annual growth rate of 15.1% since 1996. The Company's exposure to any one brand is limited given the diversity of brands that are offered.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED


AIRPORTS
Airport segment revenues were up 8.6% to $263.6 million for the second quarter and up 10.8% to $509.9 million for the first half of 1999 compared to the same periods of 1998. The majority of the increases for the quarter and first half of 1999 resulted from strong growth in both domestic and international airport concessions and slight growth in off-airport concessions.

Comparable domestic airport concession revenues grew 8.4% for the second quarter of 1999 compared to the second quarter of 1998, from an estimated 1.5% growth in domestic passenger enplanements and 6.9% growth in RPE. Comparable domestic airport concession revenues were up 9.0% for the first half of 1999 compared to a year ago, driven by 1.9% growth in domestic passenger enplanements and 7.1% growth in RPE. The passenger enplanement growth is estimated by the Air Transport Association whose member airlines represent 95% of all passenger traffic in the United States. RPE is the primary measure of how effective the Company is at capturing potential customers and increasing customer spending. Moderate increases in menu prices, increased revenues from recently renovated facilities in the Las Vegas, Minneapolis, Tampa and Charlotte airports and various real estate maximization efforts contributed to the growth in RPE.

International airport revenues were up 11.6% to $17.3 million for the second quarter and up 14.6% to $33.8 million for the first half of 1999 compared to the same periods in 1998. Revenues benefited from new contracts at Shenzhen Huangtian International Airport and Kuala Lumpur International Airport as well as the addition of new concepts and overall enplanement increases at Schiphol Airport in the Netherlands.

Off-airport revenues increased 2.6% to $11.7 million in the second quarter of 1999 and increased 1.9% to $21.6 million in the first half of 1999 compared to the same periods in 1998. The closing of three off-airport locations offset the solid performance of two tourist attraction locations and one entertainment location in the second quarter of 1999.

Subsequent to the end of the second quarter of 1999, the Company announced a seven-year extension at the Salt Lake City International Airport. The Company plans to develop and redesign new concession space and refurbish existing space by mid-2000.

TRAVEL PLAZAS
Travel plaza concession revenues were up 5.8% to $40.3 million for the second quarter and up 4.0% to $68.2 million for the first half of 1999 when compared to the same periods in 1998. In addition, travel plaza management fee income was up 0.3% to $3.6 million and up 0.5% to $6.2 million for the second quarter and first half of 1999, respectively. The Company's solid growth quarter-to-quarter and year-to-year on all of its major tollroads was due to increased traffic, the introduction of new branded concepts and menu price increases.

SHOPPING MALLS
Shopping mall concession revenues increased by 43.2% to $6.3 million for the second quarter and increased by 26.7% to $11.4 million for the first half of 1999 when compared with the same periods in 1998, despite seasonally low traffic periods. The increases can be attributed to the opening of the MacArthur Center Mall in the first quarter of 1999 and the openings of the Independence Center Mall and the Leesburg Corner Premium Outlets in the fourth quarter of 1998. Revenues at comparable locations that have been open at least one year increased by 2.3% for the second quarter and decreased 4.4% for the first half of 1999 compared to the same periods in 1998.

OPERATING COSTS AND EXPENSES. The Company's total operating costs and expenses were $294.8 million for the second quarter of 1999, or 93.9% of total revenues, compared with $270.9 million for the second quarter of 1998, or 93.8% of total revenues. Total operating costs and expenses for the first half of 1999 were $572.0 million, or 96.0% of total revenues, compared with $518.2 million, or 95.8% of total revenues for the first half of 1998. The operating profit margin declined 10 basis points on a quarter-to-quarter basis and 20 basis points on a year-to-year basis and reflects higher payroll, depreciation and royalty expense margins offset by improvements in the cost of sales, rent and general and administrative expense margins.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED


Cost of sales increased 6.5% to $89.1 million for the second quarter and increased 8.0% to $170.6 million for the first half of 1999 compared to the same periods in 1998. The cost of sales margin has been on a downward trend over the past two years - from 28.8% in 1997 to 28.4% in 1999. Cost of sales as a percentage of total revenues improved 60 basis points during both the second quarter and first half of 1999. This improvement has been driven by food and beverage locations and reflects the impact of pricing and the utilization of loss prevention programs in 1999.

Payroll and benefits totaled $93.8 million and $185.4 million for the second quarter and first half of 1999, a 11.0% increase over the second quarter of 1998 and a 12.8% increase over the first half of 1998. Payroll and benefits as a percentage of total revenues increased 60 basis points to 29.9% for the second quarter and increased 70 basis points to 31.1% for the first half of 1999 compared to the comparable periods in 1998. The increases in payroll and benefits margins for the second quarter and first half of 1999 were driven by an increase in payroll costs due to tight labor markets. The Company is addressing the tight labor markets with increased emphasis on recruitment and retention as well as with training in and more consistent use of technology previously put in place for labor productivity and scheduling.

Rent expense totaled $47.3 million for the second quarter of 1999, an increase of 5.8% above the comparable period in 1998. Rent expense increased 6.8% to $90.7 million in the first half of 1999 compared to a year ago. As a percentage of total revenues, rent expense improved 40 basis points for the second quarter and 50 basis points for the first half of 1999 and can be attributed to sales increases on contracts with fixed rental rates and new or renewed contracts with favorable rent margins.

Royalties expense increased by 15.0% to $6.9 million for the second quarter compared to a year ago and increased 15.2% to $12.9 million for the first half of 1999 compared to the same periods in 1998. As a percentage of total revenues, royalties expense increased by 10 basis points for both the second quarter and first half of 1999. The increases in royalties expense reflects the Company's continued introduction of branded concepts to its airport concession operations and the continued expansion into the heavily branded shopping mall food court concession business. The margin improvements can be attributed to the addition of branded concepts with lower-than-average royalty percentages. Branded facilities generate higher sales per square foot, contribute toward increased RPE and position the Company to win and retain concession contracts. Royalties expense as a percentage of branded sales averaged 5.9% and 6.1% both in the second quarter and first half of 1999 and 1998, respectively.

Depreciation and amortization expense, excluding $0.4 million of corporate depreciation on property and equipment, which is included as a component of general and administrative expenses, was $14.7 million for the second quarter of 1999, compared to $12.5 million, excluding $0.5 million of corporate depreciation on property and equipment, for the second quarter of 1998. Depreciation and amortization for the first half of 1999 and 1998 totaled $28.6 million and $23.6 million, excluding $0.7 million and $1.0 million of corporate depreciation on property and equipment, respectively. The 40 basis point increase for both the second quarter and first half of 1999 in the depreciation and amortization expense margins are attributed to the increased level of capital investments to win new contracts, to extend existing contracts and to introduce branded facilities.

General and administrative expenses were $14.1 million for the second quarter of 1999, an increase of 4.4% from a year ago. General and administrative expenses for the first half of 1999 increased 4.8% to $28.4 million compared to the first half of 1998. These increases were primarily attributable to incremental external Year 2000 costs of $0.6 million in the second quarter and $1.4 million in the first half of 1999 compared to a year ago. The general and administrative expense margin, which reflects leverage benefits from revenue growth, improved 20 basis points for both the second quarter and the first half of 1999 despite the increases in Year 2000 costs. Excluding Year 2000 costs, the general and administrative expense margin would have improved 40 basis points for both the second quarter and first half of 1999 compared to the same periods in 1998.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED


Other operating expenses, which include utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, increased 11.2% to $28.9 million for the second quarter of 1999 when compared to the second quarter of 1998. Other operating expenses increased 12.8% in the first half of 1999 to $55.4 million compared to a year ago. As a percentage of total revenues, other operating expenses increased 20 basis points for both the second quarter and first half of 1999 compared to a year ago.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased to $19.0 million, or 6.1% of revenues, for the second quarter of 1999 from $17.8 million, or 6.2% of revenues, for the second quarter of 1998. Operating profit improved 5.3% to $23.7 million for the first half of 1999, or 4.0% of revenues, compared with $22.5 million, or 4.2% of revenues, for the same period in 1998. Excluding $0.8 million of Year 2000 costs in the second quarter of 1999 and $0.2 million of Year 2000 costs in the second quarter of 1998, operating profit would have increased by 10.0% to $19.8 million in the second quarter of 1999 when compared to the second quarter of 1998. Excluding $1.8 million of Year 2000 costs in the first half of 1999 and $0.4 million of Year 2000 costs in the first half of 1998, operating profit would have increased by 11.4% to $25.5 million.

                                                                 TWELVE WEEKS ENDED       TWENTY-FOUR WEEKS ENDED
                                                             --------------------------------------------------------
                                                               JUNE 18,      JUNE 19,      JUNE 18,      JUNE 19,
   (IN MILLIONS)                                                 1999          1998          1999          1998
   ------------------------------------------------------------------------------------------------------------------
   OPERATING PROFIT (LOSS) BY BUSINESS LINE (1)
       AIRPORTS:
          Domestic                                                $ 24.8        $ 24.5         $ 43.8       $ 43.0
          International                                              0.6           0.9            1.2          1.1
          Off-airports                                               1.5           1.3            2.1          2.1
   ------------------------------------------------------------------------------------------------------------------
             Total airports                                         26.9          26.7           47.1         46.2
   ------------------------------------------------------------------------------------------------------------------
       TRAVEL PLAZAS                                                 6.6           5.1            6.1          4.1
       SHOPPING MALLS                                               (0.4)         (0.5)          (1.1)        (0.7)
   ------------------------------------------------------------------------------------------------------------------
       Total operating profit                                     $ 33.1        $ 31.3         $ 52.1       $ 49.6
   ------------------------------------------------------------------------------------------------------------------

         (1)  Before general and administrative expenses.


The airport segment operating profit margin, before general and administrative expenses, declined to 10.2% and 9.2% for the second quarter and first half of 1999, respectively, compared to 11.0% and 10.0% in the same periods a year ago. The decline in the airport segment operating profit margins primarily reflect increased depreciation (in seasonally low periods) related to capital investments, higher payroll cost margins due to tight labor markets and start-up inefficiencies at new international locations offset by improved cost of sales margins. For the entire fiscal year of 1999, the Company is forecasting higher airport operating profit margins.

The travel plaza segment operating profit margin, before general and administrative expenses, improved significantly to 15.0% for the second quarter of 1999 compared to 12.3% in the second quarter of 1998. The margin for the first half of 1999 increased to 8.2% for the first half of 1999 compared to 5.7% in the first half of 1998. These increases reflect solid revenue growth coupled with active management of operating costs.

The operating loss margin for the shopping mall segment, excluding general and administrative expenses, improved to 6.3% for the second quarter of 1999 and declined to 9.6% for the first half of 1999. The shopping mall segment reflects seasonally low traffic and continues to be affected by start-up inefficiencies of new malls. On a comparable basis, the shopping mall operating profit margins increased from negatives in 1998 to a positive 4.5% for the second quarter and a positive 1.2% for the first half of 1999.

INTEREST EXPENSE. Interest expense increased 5.4% to $9.7 million for the second quarter and increased 4.3% to $19.2 million for the first half of 1999 compared to the same periods in 1998. The quarter-to-quarter and year-to-

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED


year increases reflect additional interest incurred on borrowings under the revolving credit facility and short-term borrowings from HMTR to fund capital expenditures.

INTEREST INCOME. Interest income decreased to $0.1 million for the second quarter of 1999 compared to $0.2 million for the second quarter of 1998 and decreased to $0.3 million for the first half of 1999 compared to $0.7 million for the first half of 1998. The decreases reflect lower cash balances during the second quarter and first half of 1999 compared to the comparable periods in 1998.

INCOME TAXES. The provision for income taxes for the second quarter of 1999 was $3.7 million compared to $3.2 million in the second quarter of 1998, reflecting an effective tax rate of 39.5% and 37.4%, respectively. The provision for income taxes for the first half of 1999 and 1998 was $1.9 million and $1.6 million, respectively, reflecting effective tax rates of 39.5% and 33.0%. The effective tax rates for 1998 were reduced to reflect the reversal of the valuation allowance for the estimated benefit of recognizing certain tax credits previously thought to be unrealizable.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The Company adopted SOP 98-5 during the first quarter of 1999 which resulted in a one-time, after-tax write-off of deferred pre-opening costs totaling $0.7 million. The new SOP requires pre-opening costs to be expensed as incurred in 1999 and beyond.

NET INCOME. The Company's net income for the second quarter of 1999 increased to $5.7 million compared to $5.6 million in the second quarter of 1998. Net income before the change in accounting principle increased to $2.9 million for the first half of 1999 compared to $3.2 million in the first half of 1998. Net income decreased to $2.2 million compared to $3.2 million for the first half of 1999 compared to a year ago.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its ongoing capital expenditures, debt-service requirements and treasury purchases from cash flow generated from ongoing operations and current cash balances. The Company has more recently drawn on existing credit facilities and borrowed funds from HMTR to fund increased capital spending. Given the Company's expected capital requirements in 1999 and 2000, the current favorable interest rate environment, the benefits of increased financial flexibility for capital investment targets and Host Marriott Services' interest in repurchasing shares, the Company proceeded with a debt refinancing plan in the second quarter of 1999, including a cash tender offer for its Senior Notes.

Subsequent to the end of the second quarter of 1999, the Company announced the launch of the cash tender offer and consent solicitation for its Senior Notes. The tender offer and consent solicitation for the Senior Notes were terminated as a result of the proposed acquisition of Host Marriott Services by Autogrill SpA. At the time of termination, $383.4 million had been tendered representing 95.9% of the outstanding Senior Notes.

The Company's Senior Notes, which will mature in May 2005, were issued at par and have a fixed coupon rate of 9.5%. The Senior Notes can be called beginning in May 2000 at a price of 103.56%, declining to par in May 2003. The Company would have had to pay a premium in addition to the call price of 103.56% in order to complete the tender for the notes prior to May 2000.

The Company is required to make semi-annual cash interest payments on the Senior Notes at a fixed interest rate of 9.5%. The Company is not required to make principal payments on the Senior Notes until maturity except in the event of (i) a change in control triggering event or (ii) certain asset sales in which the proceeds are not invested in other properties within a specified period of time.

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

The First National Bank of Chicago, as agent for a group of participating lenders, has provided credit facilities ("Facilities") to the Company consisting of a $75.0 million revolving credit facility and a $25.0 million letter of credit facility. The revolving credit facility provides for working capital and can be used for general corporate purposes other than hostile acquisitions. At the end of the second quarter of 1999, the Company had drawn $27.7 million of outstanding indebtedness under the revolving credit facility at an average interest rate of 6.64%. All borrowings under the Facilities are senior obligations of the Company and are secured by Host Marriott Services' pledge of, and first perfected interest in, all of the capital stock of the Company and certain of its subsidiaries.

The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Senior Notes Indenture, and provide that dividends payable to the Host Marriott Services are limited to 25% of the Company's consolidated net income, as defined in the loan agreements. In compliance with the Facilities, the Company paid $6.5 million of dividends to Host Marriott Services in the second quarter of 1999 and $4.7 million of dividends in the first quarter of 1998. The loan agreements also contain certain financial ratio and capital expenditure covenants. Any indebtedness outstanding under the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, a change of control, or the occurrence of certain events of default under the Senior Notes Indenture. As of June 18, 1999 and throughout the twelve weeks and twenty-four weeks ended June 18, 1999, the Company was in compliance with the covenants described above. If the Autogrill acquisition of Host Marriott Services is successful, the Company will need to amend the change of control provision.

During the first quarter of 1999, an international subsidiary of the Company was granted a $7.5 million credit facility by ABN AMRO Bank N.V. consisting of a $6.1 million overdraft facility with a variable interest rate until February 1, 2002 and a five-year loan of $1.4 million to fund business activities, including planned capital expenditures. As of the end of the second quarter of 1999, no funds had been drawn on the facility.

During the first half of 1999, HMTR granted up to $20.0 million of short-term borrowings to the Company with a variable interest rate. As of the end of the second quarter of 1999, the Company had outstanding borrowings of $14.2 million at an average interest rate of 6.38%.

The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital and deferred income taxes, totaled $33.2 million for the first half of 1999 as compared with $32.8 million for the same period in 1998.

The primary use of cash in investing activities consists of capital expenditures. The Company incurs capital expenditures to build out new facilities, including growth initiatives, to expand or reposition existing facilities and to maintain the quality and operations of existing facilities. The Company's capital expenditures in the first half of 1999 and 1998 totaled $56.3 million and $32.5 million, respectively. For the entire fiscal year of
1999, the Company expects to make capital expenditure investments of approximately $125.0 million, with $90.0 million related to core markets (domestic airport and travel plaza segments) and $35.0 million related to growth markets (international airports and food courts in shopping malls). In the year 2000, the Company expects capital

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED


expenditures to decline totaling approximately $100.0 million. The timing of capital expenditures is subject to the variability in contract renewals, the timing of new contract wins and the timing of related construction.

The Company's cash provided by financing activities in the first half of 1999 was $21.4 million, compared with cash used in financing activities of $8.0 million for the same period in 1998. During the first half of 1999, the Company had cash inflows from line-of-credit borrowings totaling $16.1 million and net increase in short-term borrowings from HMTR of $14.2 million. Offsetting these cash inflows were cash outflows of $1.7 million for the Company's obligation to pay for the 1998 exercise of nonqualified stock options and the 1998 release of deferred stock incentive shares held by certain former employees of Host
Marriott Corporation, $0.6 million of debt repayments and a $6.5 million dividend to Host Marriott Services. Cash used in financing activities in the first half of 1998 can be primarily attributed to a $3.5 million payment in settlement of the Company's obligation to pay for the 1997 exercise of nonqualified stock options and the 1997 release of deferred stock incentive shares held by certain former employees of Host Marriott Corporation, $0.6 million of debt repayments and a $4.7 million dividend to Host Marriott Services. Offsetting these cash outflows were proceeds from the issuance of debt totaling $0.9 million.

The Company's consolidated earnings before net interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased 6.8% to $33.2 million in the second quarter of 1999. EBITDA increased 7.5% to $51.6 million for the first half of 1999. The EBITDA margin decreased 20 basis points for both the second quarter and first half of 1999 to 10.6% and 8.7% of revenues, respectively. Excluding external Year 2000 costs, EBITDA would have increased by 8.6% and the EBITDA margin would have remained level for the second quarter of 1999. Excluding external Year 2000 costs, EBITDA would have increased 10.3% and the EBITDA margin would have remained level for the first half of 1999. The Company's cash interest coverage ratio (defined as EBITDA to interest expense less amortization of deferred financing costs for the last four quarters) was 3.1 to 1.0 as of the end of the second quarter of 1999 and 3.2 to
1.0 as of the end of the second quarter of 1998. The Company considers EBITDA to be a meaningful measure for assessing operating performance. EBITDA can be used to measure the Company's ability to service debt, fund capital investments and expand its business. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP"). The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

The following is a reconciliation of net income to EBITDA:

                                                              TWELVE WEEKS ENDED         TWENTY-FOUR WEEKS ENDED
                                                         ----------------------------- -----------------------------
                                                            JUNE 18,       JUNE 19,      JUNE 18,       JUNE 19,
     (IN MILLIONS)                                            1999           1998          1999           1998
     --------------------------------------------------- --------------- ------------- -------------- --------------
     NET INCOME                                               $   5.7         $ 5.6          $ 2.2          $ 3.2
     Interest expense, net (1) (2)                                9.6           9.0           18.9           17.7
     Provision for income taxes                                   3.7           3.2            1.9            1.6
     Depreciation and amortization                               15.1          13.0           29.3           24.6
     Cumulative effect of change in accounting                    ---           ---            0.7            ---
       principle
     Other non-cash items                                        (0.9)          0.3           (1.4)           0.9
     --------------------------------------------------- --------------- ------------- -------------- --------------
     EBITDA                                                    $ 33.2        $ 31.1         $ 51.6         $ 48.0
     --------------------------------------------------- --------------- ------------- -------------- --------------

    (1) Amortization of deferred financing costs of $0.3 million for the second quarter of 1999 and 1998 is included as a component of interest expense. Amortization of deferred financing costs of $0.6 million for the first half of 1999 and 1998 is included as a component of interest expense.
    (2) In fiscal year 1998, the Company changed the calculation of EBITDA to exclude interest income, which is more consistent with industry standards. The 1998 EBITDA has been restated to conform to the 1999 presentation.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED


The Senior Notes Indenture and the Facilities require interest income to be included in the EBITDA calculation. Under this definition, EBITDA totaled $33.3 million and $31.3 million for the second quarter of 1999 and 1998, respectively. Under this definition, EBITDA totaled $51.9 million and $48.7 million for the first half of 1999 and 1998, respectively.


DEFERRED INCOME TAXES

The Company has recognized net deferred tax assets of $80.8 million at June 18, 1999 and $79.7 million at January 1, 1999 which generally represent tax credit carryforwards and tax effects of future available deductions from taxable income.

Realization of the net deferred tax assets is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at June 18, 1999. Management anticipates that increases in taxable income will arise in future periods primarily as a result of the Company's growth strategies and reduced operating costs resulting from the ongoing restructuring of the Company's business processes. The anticipated improvement in operating results is expected to increase the taxable income base to a level that would allow realization of the existing net deferred tax assets within eight to twelve years.

Future levels of operating income and other taxable gains are dependent upon general economic and industry conditions, including airport and tollroad traffic, inflation, competition and demand for development of concepts and other factors beyond the Company's control. No assurance can be given that sufficient taxable income will be generated to realize the benefits of future available deductions from taxable income. Management has considered the above factors in reaching its conclusion that it is more likely than not that operating income will be sufficient to utilize these deferred deductions fully. The amount of the net deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are not achieved. Conversely, the amount of the net deferred tax assets considered realizable could be increased if estimates of future taxable income are achieved, weighing positive and negative evidence judgmentally.

At the time of Host Marriott Services' spin-off from Host Marriott Corporation, a deferred tax asset valuation allowance was recognized because the Company's three year trend of operating losses provided evidence that it was more likely than not that all of the Company's deferred tax assets would not be realized. At the end of the second quarter of 1999, there was approximately $13.9 million of deferred tax asset valuation reserves recorded on the balance sheet. The Company monitors the realizability of deferred tax assets based upon the weighing of positive and negative evidence.


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

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED


INFORMATION SYSTEMS. To date, the Company has identified 20 internal systems that will require correction. The Company is resolving Year 2000 issues through replacement of equipment, modification of software and replacement of certain software systems. For mission critical systems, third-party experts have been engaged to verify Year 2000 compliance testing. All mission critical information technology systems at corporate headquarters, which perform financial management processes, are Year 2000 compliant. The Company anticipates that other systems will be compliant by the third quarter of 1999.

EMBEDDED SYSTEMS. A comprehensive inventory of the Company's mission critical and date-sensitive embedded systems has been completed for all of the Company's locations. All manufacturers of inventoried components utilized in the operations have been contacted in order to determine whether the components are Year 2000 compliant. The Company intends to remediate or replace, as applicable, any identified non-compliant mission critical systems and expects to complete this process by August 1999. The quality of the responses received from manufacturers, the estimated impact of the individual system on the Company, and the ability of the Company to perform meaningful tests will influence its decision regarding whether to conduct independent testing of embedded systems.

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

FINANCIAL IMPLICATIONS. The Company currently estimates that external costs, such as consulting experts, for its Year 2000 systems compliance program will total approximately $4.0 million in 1999 and $0.5 million in 2000. The Company currently estimates that internal costs, such as remediation coding and system support, for Year 2000 compliance will total approximately $1.1 million in 1999 and $0.3 million in 2000. Additionally, final

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED


remediation may require further capital investments to replace equipment and software. During the second quarter of 1999, approximately $0.8 million in external costs and approximately $0.3 million in internal costs were incurred relating to Year 2000 implementation compared with approximately $0.2 million in external costs and approximately $0.2 in internal costs in the second quarter of 1998. For the first half of 1999, approximately $1.8 million in external costs and approximately $0.6 million in internal costs were incurred relating to Year 2000 implementation compared with approximately $0.4 million in external costs and approximately $0.3 million in internal costs in the first half of 1998. The anticipated costs associated with the Company's Year 2000 compliance program do not include time and costs that may be expensed as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.

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


FORWARD-LOOKING STATEMENTS

This report, the Company's other reports filed with the Securities and Exchange Commission or furnished to shareholders and its public statements and press releases contain "forward-looking statements" within the meaning of the federal securities laws, including, but not limited to, statements concerning the Company's outlook for 1999 and beyond; the growth in revenues in 1999 and subsequent years; the amount of additional revenues expected from new shopping mall food court, airport and travel plaza contracts that were added in 1999 or that are expected to be added or renewed in 1999 and subsequent years; efforts and expectations relating to Year 2000 compliance; anticipated retention rates of existing contracts in core business lines; capital spending plans; projected cash flows from certain operating units; business strategies and their anticipated results; and similar statements concerning future events and expectations that are not historical facts.

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

The fair value of fixed rate long-term debt is sensitive to changes in interest rates, which would result in gains/losses in the market value of this debt due to differences between the market interest rates and rates at the inception of the debt obligation. Based on a hypothetical immediate 150 basis point increase in interest rates at the end of the second quarters of 1999 and 1998, the market value of fixed rate long-term debt would result in a net decrease of $26.4 million and $26.9 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of fixed rate long-term debt outstanding at the end of the second quarter of 1999 and 1998 of $29.1 million and $34.1 million, respectively. Changes in fair value of the Company's long-term debt does not impact earnings or cash flows.

The Company has the ability to borrow up to $75.0 million against a revolving credit facility. As of the end of the second quarter of 1999, borrowings outstanding under the revolving credit facility totaled $27.7 million. The average balance was $38.0 million for the second quarter of 1999 at an average interest rate of 6.59%. The average balance was $39.0 million for the first half of 1999 at an average interest rate of 6.64%. A hypothetical 10% increase or decrease in interest rates would not have a material effect on earnings for the second quarter or first half of 1999.

An international subsidiary of the Company has the ability to borrow up to $6.1 million against an overdraft facility. As of the end of the second quarter of 1999, no funds had been drawn on the facility.

Significant changes in commodity prices could impact future operating profit margins and cash flows. The Company has the ability to recover from sharp increases in commodity prices by increasing its menu prices. However, in some instances, increases in menu prices require prior landlord approval which would cause a delay in the Company's ability to react to significant changes in commodity prices.

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



     JULY 30, 1999                              /S/  BRIAN W. BETHERS
--------------------------          --------------------------------------------
          Date                       Brian W. Bethers
                                     Vice President (Principal Financial Officer
                                     and Director)