Form 10-Q
period 1999-09-10
HOST INTERNATIONAL INC /DE/
filed 1999-10-25
CIK 905042

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 10, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR TRANSITION PERIOD FROM ___________ TO ___________

                          COMMISSION FILE NO. 33-95060

                            HOST INTERNATIONAL, INC.
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                        52-1242334
-------------------------------         ----------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


        6600 ROCKLEDGE DRIVE
         BETHESDA, MARYLAND                                20817
----------------------------------------               -------------
(Address of principal executive offices)                 (Zip Code)

                                 (301) 380-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                       PAGE NO.
                                                                       --------
PART I.   FINANCIAL INFORMATION (UNAUDITED):

          Condensed Consolidated Statements of Operations -
            For the Twelve Weeks Ended and Thirty-Six Weeks Ended
            September 10, 1999 and September 11, 1998                        2

          Condensed Consolidated Balance Sheets -
            As of September 10, 1999 and January 1, 1999                     3

          Condensed Consolidated Statements of Cash Flows -
            For the Thirty-Six Weeks Ended September 10, 1999 and
            September 11, 1998                                               4

          Condensed Consolidated Statement of Shareholder's Deficit -
            For the Thirty-Six Weeks Ended September 10, 1999                5

          Notes to Condensed Consolidated Financial Statements            6-12

          Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   13-24

          Quantitative and Qualitative Disclosure about Market Risk         25


PART II.  OTHER INFORMATION AND SIGNATURE:

          Legal Proceedings                                                 26

          Changes in Securities and Use of Proceeds                         26

          Defaults Upon Senior Securities                                   26

          Submission of Matters to a Vote of Security Holders               26

          Other Information                                                 26

          Exhibits and Reports on Form 8-K                                  26

          Signature                                                         27

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS)

                                                                      TWELVE WEEKS ENDED           THIRTY-SIX WEEKS ENDED
                                                                 -------------------------------------------------------------
                                                                    SEPT. 10,     SEPT. 11,       SEPT. 10,      SEPT. 11,
                                                                      1999           1998           1999           1998
------------------------------------------------------------------------------------------------------------------------------
REVENUES                                                                $351.1        $317.8          $946.8         $858.5
------------------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Cost of sales                                                        100.3          93.1           270.9          251.1
    Payroll and benefits                                                 102.0          89.9           287.4          254.2
    Rent                                                                  49.5          45.7           140.2          130.6
    Royalties                                                              7.9           6.7            20.8           17.9
    Depreciation and amortization                                         15.0          12.5            43.6           36.1
    Special charges                                                       22.6           ---            22.6            ---
    General and administrative                                            16.2          12.2            44.6           39.3
    Other                                                                 32.1          26.6            87.5           75.7
------------------------------------------------------------------------------------------------------------------------------

       Total operating costs and expenses                                345.6         286.7           917.6          804.9
------------------------------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                                           5.5          31.1            29.2           53.6

    Interest expense                                                      (9.7)         (9.3)          (28.9)         (27.7)
    Interest income                                                        0.2           0.6             0.5            1.3
------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE
                                                                          (4.0)         22.4             0.8           27.2

(Benefit) provision for income taxes                                     (14.6)          6.5           (12.7)           8.1
------------------------------------------------------------------------------------------------------------------------------

Income before cumulative effect of change in
   accounting principle                                                   10.6          15.9            13.5           19.1
Cumulative effect of change in accounting for start-up
   activities, net of tax benefit of $0.5 million                          ---           ---            (0.7)           ---
------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                              $ 10.6        $ 15.9          $ 12.8         $ 19.1
------------------------------------------------------------------------------------------------------------------------------





            See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                  SEPTEMBER 10,        JANUARY 1,
                                                                                      1999                1999
-------------------------------------------------------------------------------- ---------------- -- ----------------

                                    ASSETS

Current assets:
   Cash and cash equivalents                                                           $  41.1             $  33.1
   Accounts receivable, net                                                               39.7                28.8
   Inventories                                                                            39.4                38.1
   Deferred income taxes                                                                  18.6                19.7
   Prepaid rent                                                                            9.1                 7.4
   Other current assets                                                                    9.3                 6.7
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total current assets                                                                  157.2               133.8

Property and equipment, net                                                              316.5               290.2
Intangible assets                                                                         20.5                21.9
Deferred income taxes                                                                     77.4                60.0
Other assets                                                                              22.1                24.8
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total assets                                                                        $ 593.7             $ 530.7
-------------------------------------------------------------------------------- ---------------- -- ----------------


                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
   Accounts payable                                                                    $  86.5             $  75.8
   Accrued payroll and benefits                                                           60.4                44.5
   Accrued interest payable                                                               12.5                 4.8
   Borrowings under line-of-credit agreement                                               1.3                11.6
   Short-term borrowings from Host Marriott Tollroads, Inc.                               18.0                 ---
   Current portion of long-term debt                                                       1.2                 1.1
   Other current liabilities                                                              43.6                35.2
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total current liabilities                                                             223.5               173.0

Long-term debt                                                                           405.7               405.9
Other liabilities                                                                         48.9                46.2
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total liabilities                                                                     678.1               625.1

Common stock, no par value, 100 shares authorized,
   issued and outstanding                                                                  ---                 ---
Accumulated other comprehensive income (loss)                                             (0.4)                0.1
Retained deficit                                                                         (84.0)              (94.5)
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total shareholder's deficit                                                           (84.4)              (94.4)
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total liabilities and shareholder's deficit                                         $ 593.7              $ 530.7
-------------------------------------------------------------------------------- ---------------- -- ----------------

            See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

                                                                                        THIRTY-SIX WEEKS ENDED
                                                                                 -------------------------------------
                                                                                   SEPT. 10,            SEPT. 11,
                                                                                      1999                1998
-------------------------------------------------------------------------------- ---------------- -- -----------------

OPERATING ACTIVITIES
   Net income                                                                           $ 12.8               $ 19.1
   Cumulative effect of change in accounting principle, net of taxes                       0.7                  ---
-------------------------------------------------------------------------------- ---------------- -- -----------------

   Net income before cumulative effect of change in accounting principle                  13.5                 19.1

   Adjustments to reconcile net income to cash from operations:
     Depreciation and amortization                                                        44.8                 37.5
     Amortization of deferred financing costs                                              0.9                  0.9
     Deferred income taxes                                                               (16.3)                 2.2
     Other                                                                                 9.1                  4.5
     Working capital changes:
       Increase in accounts receivable                                                    (7.7)                (1.8)
       Increase in inventories                                                            (1.8)                (1.9)
       Increase in other current assets                                                   (2.2)                (0.6)
       Increase in accounts payable and accruals                                          38.3                 20.3
-------------------------------------------------------------------------------- ---------------- -- -----------------

   Cash provided by operations                                                            78.6                 80.2

INVESTING ACTIVITIES
   Capital expenditures                                                                  (72.6)               (59.6)
   Other, net                                                                              4.2                 (3.1)
-------------------------------------------------------------------------------- ---------------- -- -----------------

   Cash used in investing activities                                                     (68.4)               (62.7)

FINANCING ACTIVITIES
   Repayments of long-term debt                                                           (0.8)                (0.9)
   Issuance of long-term debt                                                              ---                  1.4
   Repayments of capital lease obligations                                                (0.4)                 ---
   Net borrowings under line-of-credit agreement                                         (10.3)                 ---
   Proceeds from short-term borrowings from Host Marriott Tollroads, Inc.                 20.2                 10.0
   Repayment of short-term borrowings from Host Marriott Tollroads, Inc.                  (2.2)               (10.0)
   Payment to Host Marriott Corporation for Marriott
     International options and deferred shares                                            (1.7)                (3.5)
   Dividend to Host Marriott Services Corporation                                         (6.5)                (5.6)
   Other                                                                                  (0.5)                (0.2)
-------------------------------------------------------------------------------- ---------------- -- -----------------

   Cash used in financing activities                                                      (2.2)                (8.8)

INCREASE IN CASH AND CASH EQUIVALENTS                                                      8.0                  8.7
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            33.1                 60.3
-------------------------------------------------------------------------------- ---------------- -- -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 41.1               $ 69.0
-------------------------------------------------------------------------------- ---------------- -- -----------------




            See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT (UNAUDITED) THIRTY-SIX WEEKS ENDED SEPTEMBER 10, 1999
(IN MILLIONS)

                                                                                        ACCUMULATED
                                                                                           OTHER
                                                         COMMON        RETAINED        COMPREHENSIVE
                                                          STOCK         DEFICIT        INCOME (LOSS)         TOTAL
------------------------------------------------------ ------------ ---------------- ------------------- --------------
Balance, January 1, 1999                                $    ---          $ (94.5)             $  0.1        $ (94.4)
------------------------------------------------------ ------------ ---------------- ------------------- --------------

  Comprehensive income:
     Net income                                              ---             12.8                 ---           12.8
     Foreign currency translation adjustments                ---              ---                (0.5)          (0.5)
------------------------------------------------------ ------------ ---------------- ------------------- --------------

  Total comprehensive income                                 ---             12.8                (0.5)          12.3

  Deferred compensation                                      ---              5.9                 ---            5.9
  Payment to Host Marriott Corporation
     for Marriott International options and
     deferred shares                                         ---             (1.7)                ---           (1.7)
  Dividend to Host Marriott Services Corporation             ---             (6.5)                ---           (6.5)
------------------------------------------------------ ------------ ---------------- ------------------- --------------

BALANCE, SEPTEMBER 10, 1999                             $    ---          $ (84.0)            $ (0.4)        $ (84.4)
------------------------------------------------------ ------------ ---------------- ------------------- --------------







            See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying condensed consolidated financial statements of Host International, Inc. (the "Company", a wholly-owned subsidiary of Host Marriott Services Corporation - "Host Marriott Services") and its subsidiaries, have been prepared without audit. The Company is the leading operator of food, beverage and retail concessions at airports, on tollroads and in shopping malls, with facilities at nearly every major commercial airport and tollroad in the United States. The Company manages travel plazas on six tollroads for Host Marriott Tollroads, Inc. ("HMTR," a wholly-owned subsidiary of Host Marriott Services) and receives management fees for such services. Base management fees are determined as a percentage of revenues, with additional incentive management fees determined as a percentage of available cash flow.

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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments except as described below in Note 2) necessary to present fairly the consolidated financial position of the Company as of September 10, 1999, and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

2. During the third quarter of 1999, an announcement was made that a definitive agreement had been approved by the Board of Directors of Autogrill SpA ("Autogrill") to acquire all of the outstanding common stock of Host Marriott Services. Under the terms of the acquisition (the "Acquisition"), Host Marriott Services' shareholders were to receive $15.75 per share in cash from Autogrill in a tender offer which was subject to acceptance by at least two-thirds of Host Marriott Services' shareholders. On August 26, 1999, the closing date of the tender offer, 90.7% of Host Marriott Services shares were tendered. The transaction was consummated on September 1, 1999 (the "Acquisition Date"). The remaining shares will be purchased in the fourth quarter of 1999.

     In connection with the Acquisition, Host Marriott Services assumed the debt associated with the funding of the Acquisition. The Company and its subsidiaries, however, did not assume any of the debt and are not obligated in any manner related to the debt.

     The employees of the Company participated in certain employee stock plans of Host Marriott Services, including the Comprehensive Stock Plan and Employee Stock Purchase Plan. Under the Comprehensive Stock Plan, employees could receive awards of restricted shares of Host Marriott Services' common stock, deferred awards of shares of Host Marriott Services' common stock, and awards of options to purchase Host Marriott Services' common stock. As a result of the Acquisition, Host Marriott Services converted all outstanding stock plan awards under the Comprehensive Stock Plan and Employee Stock Purchase Plan into deferred cash awards based upon the $15.75 common share price. Accordingly, the Company recorded $21.4 million of expenses for the cash settlement of the deferred awards deemed vested on the Acquisition Date, with the cash settlement to occur in the fourth quarter of 1999. The remaining $14.7 million of expenses related to the unvested deferred awards at the Acquisition

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     Date will be recognized over varying periods from the Acquisition Date through January 2002 and will be settled in cash on various dates through January 2002. During the third quarter of 1999, the Company recorded $1.1 million of payroll and benefits expense for deferred awards vesting after the Acquisition Date in general and administrative expenses.

     In the third quarter of 1999, the Company announced a refinancing plan that included the launch of a cash tender offer and consent solicitation for its Senior Notes and the acquisition of a new credit facility. In connection with the Acquisition, the tender offer and consent solicitation and the pursuit of the new credit facility were terminated, resulting in the recognition of $1.2 million of related expenses.

3. At the time of Host Marriott Services' spin-off from Host Marriott Corporation in December 1995, the Company established a deferred tax valuation allowance in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." In the third quarter of 1998, the Company assessed its past earnings history and trends, expected future earnings and expiration dates of carryforwards and determined that it was more likely than not that $3.2 million of certain purchase business combination tax credits, previously believed unrealizable, would be realized. The valuation allowance established against these credits was reduced to reflect their probable utilization.

     Due to the seasonal nature of the Company's business, the third quarter of each year historically produces a significant portion of the Company's operating profit. The Company generated taxable income for each of the three fiscal years since the spin-off and, exclusive of expenses related to Host Marriott Services' acquisition by Autogrill, the Company generated taxable income through the third quarter of 1999. The positive earnings history and the expected continuation of earnings were strong positive evidence supporting the realization of all existing deferred tax assets. Therefore, as of the end of the third quarter of 1999, the Company reversed the remaining $13.9 million valuation allowance on deferred tax assets.

4. During the first quarter of 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-Up Activities." As a result of the adoption of SOP 98-1, the Company capitalized internal payroll and benefits costs of $0.1 million in the third quarter and $0.3 million in the first three quarters of 1999 that previously would have been expensed. The adoption of SOP 98-5 in the first quarter of 1999 resulted in a $0.7 million charge, net of tax benefit of $0.5 million, for a change in accounting principle. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," during 1998 and the adoption did not have a material effect on the Company's 1998 consolidated financial statements.

5. In the first three quarters of 1999, the Company incurred a capital lease obligation when it entered into leases for new equipment totaling $1.1 million.

6. The Company's management evaluates the performance of each of its three operating segments based on profit or loss from operations before allocation of general and administrative expenses, interest, income taxes and cumulative effects of changes in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K. Financial information for the Company's three business segments are provided in the following tables.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                    TWELVE WEEKS ENDED          THIRTY-SIX WEEKS ENDED
                                                ---------------------------   ----------------------------
                                                 SEPT. 10,      SEPT. 11,      SEPT. 10,      SEPT. 11,
                (IN MILLIONS)                       1999          1998            1999           1998
                ------------------------------------------------------------------------------------------

                REVENUES:
                  Airports                          $ 284.2       $ 255.1         $ 794.1        $ 715.3
                  Travel plazas                        59.7          57.3           134.1          128.8
                  Shopping malls                        7.2           5.4            18.6           14.4
                ------------------------------------------------------------------------------------------
                Total segment revenues              $ 351.1       $ 317.8         $ 946.8        $ 858.5
                ------------------------------------------------------------------------------------------

                OPERATING PROFIT (LOSS):(1)
                  Airports                          $  30.4       $  29.4         $  77.5        $  75.6
                  Travel plazas                        14.4          13.8            20.5           17.9
                  Shopping malls                       (0.5)          0.1            (1.6)          (0.6)
                ------------------------------------------------------------------------------------------
                Total segment operating profit      $  44.3       $  43.3         $  96.4        $  92.9
                ------------------------------------------------------------------------------------------

                (1) Before  general  and  administrative  expenses  and  special charges.




                                                                         SEPT. 10,          JANUARY 1,
                (IN MILLIONS)                                               1999               1999
                ------------------------------------------------------------------------------------------

                ASSETS:
                  Airports                                                     $ 373.9            $ 347.2
                  Travel plazas                                                   49.5               54.1
                  Shopping malls                                                  22.7               12.8
                ------------------------------------------------------------------------------------------
                Total segment assets                                           $ 446.1            $ 414.1
                ------------------------------------------------------------------------------------------


                   Reconciliations of segment data to the Company's consolidated data follow:

                                                          TWELVE WEEKS ENDED           THIRTY-SIX WEEKS ENDED
                                                       --------------------------   ------------------------------
                                                       SEPT. 10,     SEPT. 11,       SEPT. 10,      SEPT. 11,
                (IN MILLIONS)                             1999          1998           1999            1998
                ------------------------------------------------------------------------------------------------

                OPERATING PROFIT:
                  Segments                                $ 44.3         $ 43.3         $ 96.4          $ 92.9
                  Special charges                          (22.6)           ---          (22.6)            ---
                  General and administrative expenses      (16.2)         (12.2)         (44.6)          (39.3)
                ------------------------------------------------------------------------------------------------
                Total operating profit                    $  5.5         $ 31.1         $ 29.2          $ 53.6
                ------------------------------------------------------------------------------------------------



                                                                           SEPT. 10,         JANUARY 1,
                (IN MILLIONS)                                                1999               1999
                -------------------------------------------------------------------------------------------

                ASSETS:
                  Segments                                                       $ 446.1           $ 414.1
                  Corporate and other                                              147.6             116.6
                -------------------------------------------------------------------------------------------
                Total assets                                                     $ 593.7           $ 530.7
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


SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                 TWELVE WEEKS ENDED SEPTEMBER 10, 1999
------------------------------------------ ----------------------------------------------------------------------------------
                                                         GUARANTOR       NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                                PARENT     SUBSIDIARIES     SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Revenues                                    $   ---          $298.9              $52.2             $  ---           $351.1
Operating costs and expenses                    ---           296.4               49.2                ---            345.6
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Operating profit                                ---             2.5                3.0                ---              5.5
Interest expense                               (9.3)           (9.7)               ---                9.3             (9.7)
Interest income                                 0.2             ---                ---                ---              0.2
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Income (loss) before income taxes              (9.1)           (7.2)               3.0                9.3             (4.0)
(Benefit) provision for income taxes          (34.4)          (25.8)              10.6               35.0            (14.6)
Equity interest in affiliates                 (14.7)            ---                ---               14.7              ---
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Net income                                   $ 10.6          $ 18.6             $ (7.6)            $(11.0)          $ 10.6
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------




                                                                 TWELVE WEEKS ENDED SEPTEMBER 11, 1998
------------------------------------------ ----------------------------------------------------------------------------------
                                                         GUARANTOR       NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                                PARENT     SUBSIDIARIES     SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Revenues                                    $   ---         $ 270.9              $46.9            $   ---           $317.8
Operating costs and expenses                    ---           241.8               44.9                ---            286.7
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Operating profit                                ---            29.1                2.0                ---             31.1
Interest expense                               (9.1)           (9.3)               ---                9.1             (9.3)
Interest income                                 0.6             ---                ---                ---              0.6
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Income (loss) before income taxes              (8.5)           19.8                2.0                9.1             22.4
(Benefit) provision for income taxes           (2.0)            5.8                0.5                2.2              6.5
Equity interest in affiliates                  22.4             ---                ---              (22.4)             ---
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Net income                                   $ 15.9          $ 14.0             $  1.5             $(15.5)          $ 15.9
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------


HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



                                                               THIRTY-SIX WEEKS ENDED SEPTEMBER 10, 1999
------------------------------------------ ----------------------------------------------------------------------------------
                                                         GUARANTOR       NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                                PARENT     SUBSIDIARIES     SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------
Revenues                                    $   ---         $ 792.6             $154.2            $   ---           $946.8
Operating costs and expenses                    ---           771.8              145.8                ---            917.6
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Operating profit                                ---            20.8                8.4                ---             29.2
Interest expense                              (28.0)          (28.9)               ---               28.0            (28.9)
Interest income                                 0.5             ---                ---                ---              0.5
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Income (loss) before income taxes and
    cumulative effect of change in
    accounting principle                      (27.5)           (8.1)               8.4               28.0              0.8
(Benefit) provision for income taxes          (41.7)          (26.2)              12.7               42.5            (12.7)
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------
Income (loss) before cumulative effect
    of change in accounting principle          14.2            18.1               (4.3)             (14.5)            13.5
Cumulative effect of change in
    accounting for start up activities,
    net of tax benefit of $0.5 million          ---            (0.7)               ---                ---             (0.7)
Equity interest in affiliates                  (1.4)            ---                ---                1.4              ---
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Net income (loss)                            $ 12.8         $  17.4             $ (4.3)            $(13.1)          $ 12.8
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------



                                                               THIRTY-SIX WEEKS ENDED SEPTEMBER 11, 1998
------------------------------------------ ----------------------------------------------------------------------------------
                                                         GUARANTOR       NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                                PARENT     SUBSIDIARIES     SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------
Revenues                                    $   ---         $ 741.4             $117.1            $   ---           $858.5
Operating costs and expenses                    ---           693.1              111.8                ---            804.9
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Operating profit                                ---            48.3                5.3                ---             53.6
Interest expense                              (27.2)          (27.7)               ---               27.2            (27.7)
Interest income                                 1.3             ---                ---                ---              1.3
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Income (loss) before income taxes             (25.9)           20.6                5.3               27.2             27.2
(Benefit) provision for income taxes           (7.7)            6.1                1.6                8.1              8.1
Equity interest in affiliates                  37.3             ---                ---              (37.3)             ---
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Net income                                   $ 19.1          $ 14.5             $  3.7            $ (18.2)          $ 19.1
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

                                                                              SEPTEMBER 10, 1999
--------------------------------------------- -----------------------------------------------------------------------------------
                                                               GUARANTOR       NON-GUARANTOR    ELIMINATIONS &
(IN MILLIONS)                                    PARENT      SUBSIDIARIES      SUBSIDIARIES       ADJUSTMENTS     CONSOLIDATED
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------
Current assets:
   Cash and cash equivalents                     $  15.7          $  23.4              $  2.0         $   ---          $  41.1
   Other current assets                              ---            104.8                11.3             ---            116.1
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------
   Total current assets                             15.7            128.2                13.3             ---            157.2

Property and equipment, net                          ---            266.5                50.0             ---            316.5
Other assets                                         ---            116.5                 3.5             ---            120.0
Investments in subsidiaries                        319.2              ---                 ---          (319.2)             ---
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------

Total Assets                                     $ 334.9          $ 511.2             $  66.8         $(319.2)         $ 593.7
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------

Current liabilities:
   Accounts payable                              $   ---          $  77.7             $   8.8         $   ---          $  86.5
   Accrued payroll and benefits                      ---             60.4                 ---             ---             60.4
   Borrowings under line-of-credit agreement         1.3              ---                 ---             ---              1.3
   Short-term borrowings from Host Marriott
     Tollroads, Inc.                                18.0              ---                 ---             ---             18.0
   Other current liabilities                         ---             50.3                 7.0             ---             57.3
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------
   Total current liabilities                        19.3            188.4                15.8             ---            223.5

Long-term debt                                     400.0            404.9                 0.8          (400.0)           405.7
Other liabilities                                    ---             35.8                 ---            13.1             48.9
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------

   Total Liabilities                               419.3            629.1                16.6          (386.9)           678.1

Owner's equity (deficit)                           (84.4)          (117.9)               50.2            67.7            (84.4)
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------

Total Liabilities and Owner's Deficit            $ 334.9          $ 511.2             $  66.8         $(319.2)         $ 593.7
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------


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
--------------------------------------------- ----------- ------------------ ------------------ ---------------- ----------------


HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                     THIRTY-SIX WEEKS ENDED SEPTEMBER 10, 1999
----------------------------------------------------- ------------------------------------------------------------------------
                                                                                     NON-       ELIMINATIONS
                                                                   GUARANTOR       GUARANTOR          &
(IN MILLIONS)                                          PARENT     SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------
Cash (used in) provided by operations                 $ (26.6)       $   66.8       $   11.8         $  26.6        $  78.6
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------

Investing activities:
   Capital expenditures                                   ---           (56.5)         (16.1)           ---           (72.6)
   Other                                                  ---             4.2           (0.2)           0.2             4.2
   Advances (to) from subsidiaries                       35.5           (12.2)           ---          (23.3)            ---
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------
   Cash provided by (used in) investing activities       35.5           (64.5)         (16.3)         (23.1)          (68.4)
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------

Financing activities:
   Repayments of debt                                     ---            (0.6)          (0.2)           ---            (0.8)
   Repayments of capital lease obligations                ---            (0.4)           ---            ---            (0.4)
   Net borrowings under line-of-credit agreement        (10.3)            ---            ---            ---           (10.3)
   Proceeds from a short-term loan from Host
      Marriott Tollroads, Inc.                           20.2             ---            ---            ---            20.2
   Repayment of short-term loan from Host Marriott
      Tollroads, Inc.                                    (2.2)            ---            ---            ---            (2.2)
   Payment to Host Marriott Corporation for Marriott
     International options and deferred shares            ---            (1.7)           ---            ---            (1.7)
   Dividend to Host Marriott Services Corporation        (6.5)            ---            ---            ---            (6.5)
   Partnership contributions (distributions), net         ---             ---            3.5           (3.5)            ---
   Other                                                  ---            (0.5)           ---            ---            (0.5)
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------
   Cash provided by (used in) financing activities        1.2            (3.2)           3.3           (3.5)           (2.2)
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------

Increase (decrease) in cash and cash equivalents      $  10.1         $  (0.9)      $   (1.2)       $   ---          $  8.0
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------

                                                                     THIRTY-SIX WEEKS ENDED SEPTEMBER 11, 1998
----------------------------------------------------- ------------------------------------------------------------------------
                                                                                     NON-       ELIMINATIONS
                                                                   GUARANTOR       GUARANTOR          &
(IN MILLIONS)                                          PARENT     SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
-----------------------------------------------------  --------- --------------- -------------- -------------- ---------------
Cash (used in) provided by operations                 $ (25.0)       $   72.9        $   7.3         $  25.0       $   80.2
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------

Investing activities:
   Capital expenditures                                   ---           (47.3)         (12.3)           ---           (59.6)
   Other                                                  ---            (3.1)          (6.4)           6.4            (3.1)
   Advances (to) from subsidiaries                       38.8           (17.9)           4.1          (25.0)            ---
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------
   Cash provided by (used in) investing activities       38.8           (68.3)         (14.6)         (18.6)          (62.7)
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------

Financing activities:
   Repayments of debt                                     ---            (0.7)          (0.2)           ---            (0.9)
   Issuance of debt                                       ---             ---            1.4            ---             1.4
   Proceeds from a short-term loan from Host
      Marriott Tollroads, Inc.                           10.0             ---            ---            ---            10.0
   Repayment of short-term loan from Host Marriott
      Tollroads, Inc.                                   (10.0)            ---            ---            ---           (10.0)
   Payment to Host Marriott Corporation for Marriott
     International options and deferred shares            ---            (3.5)           ---            ---            (3.5)
   Dividend to Host Marriott Services Corporation        (5.6)            ---            ---            ---            (5.6)
   Partnership contributions (distributions), net         ---             ---            6.4           (6.4)            ---
   Other                                                  ---            (0.2)           ---            ---            (0.2)
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------
   Cash (used in) provided by financing activities       (5.6)           (4.4)           7.6           (6.4)           (8.8)
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------

Increase in cash and cash equivalents                 $   8.2         $   0.2        $   0.3        $   ---         $   8.7
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS


RECENT EVENTS

During the third quarter of 1999, an announcement was made that a definitive agreement had been approved by the Board of Directors of Autogrill SpA ("Autogrill") to acquire all of the outstanding common stock of Host Marriott Services. Under the terms of the acquisition (the "Acquisition"), Host Marriott Services' shareholders were to receive $15.75 per share in cash from Autogrill in a tender offer which was subject to acceptance by at least two-thirds of Host Marriott Services' shareholders. On August 26, 1999, the closing date of the tender offer, 90.7% of Host Marriott Services shares were tendered. The transaction was consummated on September 1, 1999 (the "Acquisition Date"). The remaining shares will be purchased in the fourth quarter of 1999. This acquisition will create the leading global operator of commercial catering for travelers with operations in North America, Europe, Australia and Asia with estimated annual sales of over $2.7 billion.

The employees of the Company participated in certain employee stock plans of Host Marriott Services, including the Comprehensive Stock Plan and Employee Stock Purchase Plan. Under the Comprehensive Stock Plan, employees of the Company could receive awards of restricted shares of Host Marriott Services' common stock, deferred awards of shares of Host Marriott Services' common stock, and awards of options to purchase Host Marriott Services' common stock. As a result of the Acquisition, Host Marriott Services converted all outstanding stock plan awards under the Comprehensive Stock Plan and Employee Stock Purchase Plan into deferred cash awards based upon the $15.75 common share price. Accordingly, the Company recorded $21.4 million of expenses for the cash settlement of the deferred awards deemed vested on the Acquisition Date, with the cash settlement to occur in the fourth quarter of 1999. The remaining $14.7 million of expenses related to unvested deferred awards at the Acquisition Date will be recognized over varying periods from the Acquisition Date through January 2002 and will be settled in cash on various dates through January 2002. During the third quarter of 1999, the Company recorded $1.1 million of payroll and benefits expense for deferred awards vesting after the Acquisition Date in general and administrative expenses.

In the third quarter of 1999, the Company announced a refinancing plan that included the launch of a cash tender offer and consent solicitation for its Senior Notes and the acquisition of a new credit facility. In connection with the Acquisition, the tender offer and consent solicitation and the pursuit of the new credit facility were terminated, resulting in the recognition of $1.2 million of related expenses.

RESULTS OF OPERATIONS

REVENUES. Revenues for the twelve weeks ("quarter") ended September 10, 1999 increased by 10.5% to $351.1 million from the same period in 1998, with strong revenue growth in all business lines. Revenues for the thirty-six weeks ("first three quarters") ended September 10, 1999 totaled $946.8 million, an increase of 10.3%. The increase in revenues was driven by strong performance in comparable domestic airport concession operations, the conversion of the Miami
International Airport contract from a management agreement to an operating agreement in the second quarter of 1998, solid growth in tollroad operations and the opening of three new mall food courts in the last twelve months.

Also affecting the quarter-to-quarter and year-to-year variances were the 1998 Northwest Airlines pilots' strike and the slowdown in the Asian economy. The strike temporarily reduced operations at Northwest Airlines' three principal hubs--Minneapolis/St. Paul, Detroit and Memphis. The strike's impact on the Company's results for the last two weeks of the third quarter of 1998 was significant as the Company ultimately closed half of its stores at these airports and temporarily laid off more than 800 workers. The slowdown in the Asian economy negatively affected the Company's duty-free operations in several key gateway airports in the United States, as well as international operations in Australia and New Zealand, in 1998.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED




                                             TWELVE WEEKS ENDED                    THIRTY-SIX WEEKS ENDED
                                    -------------------------------------------------------------------------------
                                      SEPT. 10,   SEPT. 11,                 SEPT. 10,     SEPT. 11,
  (IN MILLIONS)                         1999         1998       CHANGE         1999          1998        CHANGE
  -----------------------------------------------------------------------------------------------------------------

  REVENUES BY BUSINESS LINE
      AIRPORTS:
         Domestic                         $254.1      $226.5       12.2%         $708.6        $636.0       11.4%
         International                      20.3        18.8        8.0            54.1          48.3       12.0
         Off-airports                        9.8         9.8        ---            31.4          31.0        1.3
  -----------------------------------------------------------------------------------------------------------------
            Total airports                 284.2       255.1       11.4           794.1         715.3       11.0
  -----------------------------------------------------------------------------------------------------------------
      TRAVEL PLAZAS                         59.7        57.3        4.2           134.1         128.8        4.1
      SHOPPING MALLS                         7.2         5.4       33.3            18.6          14.4       29.2
  -----------------------------------------------------------------------------------------------------------------

      Total revenues                      $351.1      $317.8       10.5%         $946.8        $858.5       10.3%
  -----------------------------------------------------------------------------------------------------------------

The Company's diversified branded concept portfolio, which consists of over 100 franchised, licensed or internally developed brands, is a unique competitive advantage in the marketplace. Brand awareness, customer familiarity with product offerings, and the perception of superior value and consistency are all factors contributing to higher revenue per enplaned passenger ("RPE") in branded facilities. Branded revenues in all of the Company's venues increased 17.9% and 16.8% for the third quarter and first three quarters of 1999, respectively, compared to a year ago. Branded revenues accounted for $146.1 million of the Company's total revenues for the third quarter of 1999 and $370.9 million for the first three quarters of 1999. The majority of the increases relate to the Company's continued transformation of airport locations from generic offerings to internationally known brands and unique local concepts. Branded concept revenues in all of the Company's venues have grown at a compound annual growth rate of 15.1% since 1996. The Company's exposure to any one brand is limited given the diversity of brands that are offered.

AIRPORTS
Airport segment revenues were up 11.4% to $284.2 million for the third quarter and up 11.0% to $794.1 million for the first three quarters of 1999 compared to the same periods of 1998. The increases for the quarter and first three quarters of 1999 resulted from strong growth in both domestic and international airport concessions.

Comparable domestic airport concession revenues, which comprise over 85% of total domestic airport revenues, grew 11.0% for the third quarter of 1999 compared to the third quarter of 1998, from an estimated 3.2% growth in domestic passenger enplanements and 7.8% growth in RPE. Comparable domestic airport concession revenues were up 9.7% for the first three quarters of 1999 compared to a year ago, driven by an estimated 2.3% growth in domestic passenger enplanements and 7.4% growth in RPE. Comparable domestic airport contracts exclude the negative affect of exited contracts, contracts with significant changes in scope of operation and contracts undergoing significant construction of new facilities as well as the positive impact of new contracts. During the third quarter of 1999, the Detroit, Minneapolis, Charlotte, West Palm Beach and Ontario airport contracts were considered noncomparable. Additional contracts considered noncomparable for the first three quarters include the Miami, Fort Meyers and Houston airport contracts. The passenger enplanement growth is estimated by the Air Transport Association whose member airlines represent 95% of all passenger traffic in the United States. RPE is the primary measure of how effective the Company is at capturing potential customers and increasing customer spending. Moderate increases in menu prices, increased revenues from recently renovated facilities in the Las Vegas, Minneapolis, Tampa, Seattle and Charlotte airports and various real estate maximization efforts contributed to the growth in RPE.

International airport revenues were up 8.0% to $20.3 million for the third quarter and up 12.0% to $54.1 million for the first three quarters of 1999 compared to the same periods in 1998. Revenues benefited from new contracts at Shenzhen Huangtian International Airport and Kuala Lumpur International Airport as well as the addition of

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED

new concepts and overall enplanement increases at Schiphol Airport in the Netherlands. The 1998 results were negatively affected by weak enplanements stemming from the Asian economic slowdown.

Off-airport revenues remained level at $9.8 million in the third quarter of 1999 and increased 1.3% to $31.4 million in the first three quarters of 1999 compared to the same periods in 1998. The closing of three off-airport locations offset the solid performance of two tourist attraction locations and one entertainment location in the third quarter of 1999.

TRAVEL PLAZAS
Travel plaza concession revenues were up 4.4% to $55.1 million for the third quarter and up 4.1% to $123.3 million for the first three quarters of 1999 when compared to the same periods in 1998. In addition, travel plaza management fee income was up 2.2% to $4.6 million and up 3.8% to $10.8 million for the third quarter and first three quarters of 1999, respectively. The Company's solid growth quarter-to-quarter and year-to-year was due to increased traffic, the introduction of new branded concepts and menu price increases.

SHOPPING MALLS
Shopping mall concession revenues increased by 33.3% to $7.2 million for the third quarter and increased by 29.2% to $18.6 million for the first three quarters of 1999 when compared with the same periods in 1998, despite seasonally low traffic periods. The increases can be attributed to the opening of the MacArthur Center Mall in the first quarter of 1999 and the openings of the Independence Center Mall and the Leesburg Corner Premium Outlets in the fourth quarter of 1998. Revenues at comparable locations that have been open at least one year decreased by 1.9% for the third quarter and decreased 4.2% for the first three quarters of 1999 compared to the same periods in 1998. The Company's results reflect the negative impact of increased competition in areas surrounding its mall locations.

Subsequent to the end of the third quarter, the Company, as part of an agreement with Metro AG -- the second largest retailer in the world and one of the largest mall developers in Europe -- began operations of the food court at the Warsaw Marki Mall in Poland with estimated annual revenues of approximately $4.0 million. The Company also opened food courts at the new Concord Mills Mall in Charlotte, North Carolina and Jersey Gardens Mall in Elizabeth, New Jersey with estimated combined annual revenues of nearly $30.0 million.

OPERATING COSTS AND EXPENSES. The Company's total operating costs and expenses were $345.6 million for the third quarter of 1999, or 98.4% of total revenues, compared with $286.7 million for the third quarter of 1998, or 90.2% of total revenues. Total operating costs and expenses for the first three quarters of
1999 were  $917.6  million,  or 96.9% of total  revenues,  compared  with $804.9 million, or 93.8% of total revenues for the first three quarters of 1998. Operating profit was significantly reduced in the third quarter and first three quarters of 1999 by $22.6 million in special charges relating to the
Acquisition, primarily costs of cash settlements of stock-based incentives; incremental Year 2000 costs; and consulting costs related to an organizational effectiveness study to identify cost savings opportunities in administrative overhead costs. The operating profit margin, excluding acquisition costs, Year 2000, and consulting costs, declined on a quarter-to-quarter basis by 1.1% and on a year-to-year basis by 0.3% and reflects higher payroll, depreciation general and administrative and other operating cost expense margins offset by improvements in the cost of sales and rent margins.

Cost of sales increased 7.7% to $100.3 million for the third quarter and increased 7.9% to $270.9 million for the first three quarters of 1999 compared to the same periods in 1998. Cost of sales as a percentage of total revenues improved 70 basis points during the third quarter and 60 basis points during the first three quarters of 1999. This improvement has been driven by food and beverage locations and reflects the impact of pricing and the expanded utilization of loss prevention programs in 1999.

Payroll and benefits totaled $102.0 million and $287.4 million for the third quarter and first three quarters of 1999, a 13.5% increase over the third quarter of 1998 and a 13.1% increase over the first three quarters of 1998. Payroll and benefits as a percentage of total revenues, increased 80 basis points to 29.1% for the third quarter and

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED

increased 80 basis points to 30.4% for the first three quarters of 1999 compared to the comparable periods in 1998. The increases in payroll and benefits margins for the third quarter and first three quarters of 1999 were driven by an increase in payroll costs due to tight labor markets and higher levels of staffing to drive revenues. The Company is addressing the tight labor markets with increased emphasis on recruitment and retention as well as with training in and more consistent use of technology previously put in place for labor productivity and scheduling.

Rent expense totaled $49.5 million for the third quarter of 1999, an increase of 8.3% above the comparable period in 1998. Rent expense increased 7.4% to $140.2 million in the first three quarters of 1999 compared to a year ago. As a percentage of total revenues, rent expense improved 30 basis points for the third quarter and 40 basis points for the first three quarters of 1999 and can be attributed to sales increases on contracts with fixed rental rates and new or renewed contracts with favorable rent margins.

Royalties expense increased by 17.9% to $7.9 million for the third quarter compared to a year ago and increased 16.2% to $20.8 million for the first three quarters of 1999 compared to the same periods in 1998. As a percentage of total revenues, royalties expense increased by 20 basis points for the third quarter and 10 basis points for the first three quarters of 1999. The increases in royalties expense reflects the Company's continued introduction of branded concepts to its airport concession operations and the continued expansion into the heavily branded shopping mall food court concession business. Branded facilities generate higher sales per square foot, contribute toward increased RPE and position the Company to win and retain concession contracts. Royalties expense as a percentage of branded sales averaged 5.2% and 5.8% in the third quarter of 1999 and 1998, respectively, and averaged 5.5% and 5.9% for the first three quarters of 1999 and 1998, respectively.

Depreciation and amortization expense, excluding $0.5 million of corporate depreciation on property and equipment, which is included as a component of general and administrative expenses, was $15.0 million for the third quarter of 1999, compared to $12.5 million, excluding $0.4 million of corporate depreciation  on  property  and  equipment,  for  the  third  quarter  of  1998.
Depreciation and amortization for the first three quarters of 1999 and 1998 totaled $43.6 million and $36.1 million, excluding $1.2 million and $1.4 million of corporate depreciation on property and equipment, respectively. The 40 basis point increase for the third quarter and the 40 basis point increase for the first three quarters of 1999 in the depreciation and amortization expense margins are attributed to the Company's higher success rate in winning new contracts and extending existing contracts, as well as the continued introduction of branded facilities.

Special charges incurred as a result of the Acquisition that were recorded in the third quarter of 1999 included $21.4 million of costs related to the cash settlement of vested employee benefits and $1.2 million of terminated debt refinancing costs.

General and administrative expenses were $16.2 million, for the third quarter of 1999, an increase of 32.8% from a year ago. General and administrative expenses for the first three quarters of 1999 increased 13.5% to $44.6 million compared to the first three quarters of 1998. These increases were primarily attributable to incremental external Year 2000 costs of $0.1 million in the third quarter and $1.5 million in the first three quarters of 1999 compared to a year ago. Also contributing to the higher general and administrative expenses were consulting costs of $1.1 million for the third quarter of 1999 and $1.5 million for the first three quarters of 1999. During the third quarter of 1999 and in connection with the Acquisition, the Company recorded $1.1 million of compensation expense for deferred awards vesting through December 2001. The general and administrative expense margin increased 80 basis points for the third quarter and increased 10 basis points for the first three quarters of 1999. Excluding Year 2000, consulting and acquisition costs, the general and administrative expense margin increased 20 basis points to 3.9% for the third quarter and improved 30 basis points to 4.2% for the first three quarters of 1999 compared to the same periods in 1998.

Other operating expenses, which include utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, increased 20.7% to $32.1 million for the third quarter of 1999 when compared to the

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED

third quarter of 1998. Other operating expenses increased 15.6% in the first three quarters of 1999 to $87.5 million compared to a year ago. As a percentage of total revenues, other operating expenses increased 70 basis points for the third quarter and 40 basis points for the first three quarters of 1999 compared to a year ago. During the third quarter of 1999, the Company recognized $1.5 million of bad debt expense based upon an assessment of the adequacy of the current level of the allowance for doubtful accounts.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit, excluding $22.6 million of special charges, decreased to $28.1 million, or 8.0% of revenues, for the third quarter of 1999 from $31.1 million, or 9.8% of revenues, for the third quarter of 1998. Operating profit, excluding special charges, decreased to $51.8 million for the first three quarters of 1999, or 5.5% of revenues, compared with $53.6 million, or 6.2% of revenues, for the same period in 1998. Excluding Year 2000, consulting and acquisition costs in the third quarter of 1999 and Year 2000 costs in the third quarter of 1998, operating profit would have decreased 2.2% to $30.8 million in the third quarter of 1999 when compared to the third quarter of 1998. Excluding Year 2000, consulting and acquisition costs in the first three quarters of 1999 and Year 2000 costs in the first three quarters of 1998, operating profit would have improved 4.2% to $56.7 million.

                                                                 TWELVE WEEKS ENDED        THIRTY-SIX WEEKS ENDED
                                                             --------------------------------------------------------
                                                               SEPT. 10,    SEPT. 11,      SEPT. 10,     SEPT. 11,
   (IN MILLIONS)                                                 1999          1998          1999          1998
   ------------------------------------------------------------------------------------------------------------------

   OPERATING PROFIT (LOSS) BY BUSINESS LINE (1)
       AIRPORTS:
          Domestic                                                $ 27.5        $ 26.0         $ 71.3       $ 69.0
          International                                              2.2           2.3            3.4          3.4
          Off-airports                                               0.7           1.1            2.8          3.2
   ------------------------------------------------------------------------------------------------------------------

             Total airports                                         30.4          29.4           77.5         75.6
   ------------------------------------------------------------------------------------------------------------------
       TRAVEL PLAZAS                                                14.4          13.8           20.5         17.9
       SHOPPING MALLS                                               (0.5)          0.1           (1.6)        (0.6)
   ------------------------------------------------------------------------------------------------------------------

       Total operating profit                                     $ 44.3        $ 43.3         $ 96.4       $ 92.9
   ------------------------------------------------------------------------------------------------------------------

(1)      Before general and administrative expenses and special charges.

The airport segment operating profit margin, before general and administrative expenses and special charges, declined to 10.7% and 9.8% for the third quarter and first three quarters of 1999, respectively, compared to 11.5% and 10.6% in the same periods a year ago. The decline in the airport segment operating profit margins primarily reflect increased depreciation related to capital investments, higher payroll cost margins due to tight labor markets and start-up inefficiencies at new international locations offset by improved cost of sales margins.

The travel plaza segment operating profit margin, before general and administrative expenses and special charges, remained flat at 24.1% for the third quarter of 1999 compared to the third quarter of 1998. The margin for the first three quarters of 1999 increased to 15.3% from 13.9% in the first three quarters of 1998. The margins reflect solid revenue growth coupled with active management of operating costs.

The operating loss margin for the shopping mall segment, excluding general and administrative expenses and special charges, declined to 6.9% for the third quarter of 1999 and declined to 8.6% for the first three quarters of 1999. The shopping mall segment reflects seasonally low traffic and continues to be affected by start-up inefficiencies of new malls. On a comparable basis, the shopping mall operating profit margins increased from 7.5% in the third quarter of 1998 to 11.5% in the third quarter of 1999 and increased from 2.1% in the first three quarters of 1998 to 5.1% for the first three quarters of 1999.

INTEREST EXPENSE. Interest expense increased 4.3% to $9.7 million for the third quarter and increased 4.3% to $28.9 million for the first three quarters of 1999 compared to the same periods in 1998. The quarter-to-quarter and

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED

year-to-year increases reflect additional interest incurred on borrowings under the revolving credit facility and short-term borrowings from HMTR to fund capital expenditures.

INTEREST INCOME. Interest income decreased to $0.2 million for the third quarter of 1999 compared to $0.6 million for the third quarter of 1998 and decreased to $0.5 million for the first three quarters of 1999 compared to $1.3 million for the first three quarters of 1998. The decreases reflect lower cash balances during the third quarter and first three quarters of 1999 compared to the comparable periods in 1998.

INCOME TAXES. The benefit for income taxes for the third quarter of 1999 was $14.6 million compared to a provision for income taxes of $6.5 million in the third quarter of 1998. The benefit for income taxes for the first three quarters of 1999 was $12.7 million compared to a provision for income taxes of $8.1 million a year ago. During the third quarter of 1999, the Company reduced the effective rates as a result of Acquisition-related costs and the reversal of its remaining deferred tax asset valuation allowance of $13.9 million. The Company reversed the deferred tax valuation allowance because of a history of positive earnings and the expected continuation of positive earnings, both of which were strong positive evidence supporting the realization of all existing deferred tax assets. The effective rates for 1998 were reduced to reflect the reversal of the valuation allowance for the estimated benefit of recognizing certain tax credits previously thought to be unrealizable.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The Company adopted SOP 98-5 during the first quarter of 1999 which resulted in a one-time, after-tax write-off of deferred pre-opening costs totaling $0.7 million. The new SOP requires pre-opening costs to be expensed as incurred in 1999 and beyond.

NET INCOME. The Company's net income for the third quarter of 1999 decreased to $10.6 million compared to $15.9 million in the third quarter of 1998. Income before the change in accounting principle decreased to $13.5 million for the first three quarters of 1999 compared to $19.1 million in the first three quarters of 1998. Net income decreased to $12.8 million compared to $19.1 million for the first three quarters of 1999 compared to a year ago.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its ongoing capital expenditures, debt-service requirements and Host Marriott Services' treasury share purchases from cash flow generated from ongoing operations and current cash balances. The Company has more recently drawn on existing credit facilities and borrowed funds from HMTR to fund increased capital spending. Given the Company's expected capital requirements in 1999 and 2000, the existing favorable interest rate environment, the benefits of increased financial flexibility for capital investment targets and Host Marriott Services' interest in repurchasing shares, the Company proceeded with a debt refinancing plan in the second quarter of 1999, including a cash tender offer for its Senior Notes. As a result of the Acquisition, the tender offer and consent solicitation for the Senior Notes were terminated.

The Company's Senior Notes, which will mature in May 2005, were issued at par and have a fixed coupon rate of 9.5%. The Senior Notes can be called beginning in May 2000 at a price of 103.56%, declining to par in May 2003. The Company would have had to pay a premium in addition to the call price of 103.56% in order to complete the tender for the notes prior to May 2000.

The Company is required to make semi-annual cash interest payments on the Senior Notes at a fixed interest rate of 9.5%. The Company is not required to make principal payments on the Senior Notes until maturity except in the event of (i) a change in control triggering event or (ii) certain asset sales in which the proceeds are not invested in other properties within a specified period of time. The Acquisition did not cause a change in control triggering event as the Senior Notes Indenture defines a change of control triggering event as both a change of control and a debt rating decline. The debt rating on the Senior Notes was not reduced.

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

In connection with the Acquisition, Host Marriott Services assumed the debt associated with the funding of the Acquisition. The Company and its subsidiaries, however, did not assume any of the debt and are not obligated in any manner related to the debt.

Through the end of the third quarter of 1999, The First National Bank of Chicago, as agent for a group of participating lenders, provided credit facilities (the "Facilities") to the Company consisting of a $75.0 million revolving credit facility and a $25.0 million letter of credit facility. The revolving credit facility provided for working capital and could be used for general corporate purposes other than hostile acquisitions. At the end of the third quarter of 1999, the Company had drawn $1.3 million of outstanding indebtedness under the revolving credit facility at an average interest rate of 6.82%. All borrowings under the Facilities were senior obligations of the Company and were secured by Host Marriott Services' pledge of, and first perfected interest in, all of the capital stock of the Company and certain of its subsidiaries.

Subsequent to the end of the third quarter of 1999 and as a result of the Acquisition, the Company terminated its Facilities with The First National Bank of Chicago. The Company obtained a temporary $10.0 million revolving credit facility (the "Temporary Facility") with a sublimit of $5.0 million for standby letters of credit that matures March 31, 2000 and is payable upon demand from CARIPLO - Cassa di Risparmio delle Provincie Lombarde SpA. The Temporary Facility provides for working capital and can be used for general corporate purposes. The Company intends to replace the Temporary Facility with a multi-year credit facility in the fourth quarter of 1999. In addition, the Company has the ability to borrow funds from HMTR, Host Marriott Services and Autogrill.

The loan agreements related to the Facilities contained dividend and stock retirement covenants that were substantially similar to those set forth in the Senior Notes Indenture, and provided that dividends payable to Host Marriott Services were limited to 25% of the Company's consolidated net income, as defined in the loan agreements. In compliance with the Facilities, the Company paid $6.5 million of dividends to Host Marriott Services during the first three quarters of 1999 and $5.6 million of dividends in the first three quarters of 1998. The loan agreements also contained certain financial ratio and capital expenditure covenants. Any indebtedness outstanding under the Facilities could be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, a change of control, or the occurrence of certain events of default under the Senior Notes Indenture. As of September 10, 1999 and throughout the twelve weeks and thirty-six weeks ended September 10, 1999, the Company was in compliance with the covenants described above, excluding the change of control covenant. Due to the Acquisition, the Company obtained a temporary waiver from its bank group for the change of control covenant.

During the first quarter of 1999, an international subsidiary of the Company was granted a $7.5 million credit facility by ABN AMRO Bank N.V. consisting of a $6.1 million overdraft facility with a variable interest rate until February 1, 2002 and a five-year loan of $1.4 million to fund business activities, including planned capital expenditures. As of the end of the third quarter of 1999, no funds had been drawn on the facility.

During the first three quarters of 1999, HMTR granted up to $20.0 million of short-term borrowings to the Company with a variable interest rate. As of the end of the third quarter of 1999, the Company had outstanding borrowings of $18.0 million at an average interest rate of 6.53%.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED

The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital and deferred income taxes, totaled $68.3 million for the first three quarters of 1999 as compared with $62.0 million for the same period in 1998.

The primary use of cash in investing activities is for capital expenditures. The Company incurs capital expenditures to build out new facilities, to expand or reposition existing facilities and to maintain the quality and operations of existing facilities. The Company's capital expenditures in the first three quarters of 1999 and 1998 totaled $72.6 million and $59.6 million, respectively. For the entire fiscal year of 1999, the Company expects to make capital expenditure investments of approximately $125.0 million, with $90.0 million related to core markets (domestic airport and travel plaza segments) and $35.0 million related to growth markets (international airports and food courts in shopping malls). In the year 2000, the Company expects capital expenditures to decline, totaling approximately $100.0 million. The timing of capital expenditures is subject to the variability in contract renewals, the timing of new contract wins and the timing of related construction.

The Company's cash used in financing activities in the first three quarters of 1999 was $2.2 million, compared with cash used in financing activities of $8.8 million for the same period in 1998. During the first three quarters of 1999, the Company had cash outflows from line-of-credit borrowings totaling $10.3 million, the Company's obligation to pay for the 1998 exercise of nonqualified stock options and the 1998 release of deferred stock incentive shares held by certain former employees of Host Marriott Corporation of $1.7 million, debt repayments of $0.8 million and a dividend to Host Marriott Services of $6.5 million. Offsetting these cash outflows was a cash inflow from a net increase in short-term borrowings from HMTR of $18.0 million. Cash used in financing activities in the first three quarters of 1998 can be primarily attributed to $5.6 million of dividends paid to Host Marriott Services, a $3.5 million payment in settlement of the Company's obligation to pay for the 1997 exercise of nonqualified stock options and the 1997 release of deferred stock incentive shares held by certain former employees of Host Marriott Corporation and $0.9 million of debt repayments. Offsetting these cash outflows were proceeds from the issuance of debt totaling $1.4 million.

The Company's consolidated earnings before net interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") decreased 52.2% to $20.8 million in the third quarter of 1999. EBITDA decreased 21.0% to $72.4 million for the first three quarters of 1999. Excluding external Year 2000, consulting and acquisition costs, EBITDA would have increased by 4.8% and the EBITDA margin would have decreased 70 basis points to 13.1% for the third quarter of 1999. Excluding external Year 2000, consulting and acquisition costs, EBITDA would have increased 8.1% and the EBITDA margin would have decreased 20 basis points to 10.6% for the first three quarters of 1999. The Company's cash interest coverage ratio (defined as EBITDA to interest expense less amortization of deferred financing costs for the last four quarters) was 2.5 to 1.0 as of the end of the third quarter of 1999 and 3.2 to 1.0 as of the end of the third quarter of 1998. The Company considers EBITDA to be a meaningful measure for assessing operating performance. EBITDA can be used to measure the Company's ability to service debt, fund capital investments and expand its business. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP"). The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED


The following is a reconciliation of net income to EBITDA:

                                                              TWELVE WEEKS ENDED          THIRTY-SIX WEEKS ENDED
                                                         ----------------------------- -----------------------------
                                                           SEPT. 10,      SEPT. 11,      SEPT. 10,      SEPT. 11,
     (IN MILLIONS)                                            1999           1998          1999           1998
     --------------------------------------------------- --------------- ------------- -------------- --------------
     NET INCOME                                                $ 10.6        $ 15.9         $ 12.8         $ 19.1
     Interest expense, net (1) (2)                                9.5           8.7           28.4           26.4
     (Benefit) provision for income taxes                       (14.6)          6.5          (12.7)           8.1
     Depreciation and amortization                               15.5          12.9           44.8           37.5
     Cumulative effect of change in accounting principle          ---           ---            0.7            ---
     Other non-cash items                                        (0.2)         (0.5)          (1.6)           0.5
     --------------------------------------------------- --------------- ------------- -------------- --------------
     EBITDA                                                    $ 20.8        $ 43.5         $ 72.4         $ 91.6
     --------------------------------------------------- --------------- ------------- -------------- --------------

     (1) Amortization of deferred financing costs of $0.3 million for the third quarter of 1999 and 1998 is included as a component of interest expense. Amortization of deferred financing costs of $0.9 million for the first three quarters of 1999 and 1998 is included as a component of interest expense.

     (2) In the fourth quarter of 1998, the Company changed the calculation of EBITDA to exclude interest income, which is more consistent with industry standards. The 1998 EBITDA has been restated to conform to the 1999 presentation.

The Senior Notes Indenture and the Facilities require interest income to be included in the EBITDA calculation. Under this definition, EBITDA totaled $21.0 million and $44.1 million for the third quarter of 1999 and 1998, respectively. Under this definition, EBITDA totaled $72.9 million and $92.9 million for the first three quarters of 1999 and 1998, respectively.


DEFERRED INCOME TAXES

The Company has recognized net deferred tax assets of $96.0 million at September 10, 1999 and $79.7 million at January 1, 1999 which generally represent tax credit carryforwards and tax effects of future available deductions from taxable income.

Realization of the net deferred tax assets is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at September 10, 1999. Management anticipates that increases in taxable income will arise in future periods primarily as a result of the Company's growth strategies and reduced operating costs resulting from the ongoing restructuring of the Company's business processes. The anticipated improvement in operating results is expected to increase the taxable income base to a level that would allow realization of the existing net deferred tax assets within eight to twelve years.

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

At the time of Host Marriott Services' spin-off from Host Marriott Corporation, the Company established a valuation allowance against its deferred tax assets. The Company determined that it was more likely than not that a portion of its deferred tax assets would not be realized based on the Company's three-year trend of operating

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED

losses. At the end of the second quarter of 1999, the Company had approximately $13.9 million of valuation allowance recorded on the balance sheet.

Due to the seasonal nature of its business, the third quarter of each year historically produces a significant portion of the Company's operating profit. The Company generated taxable income for each of the three fiscal years since the spin-off and, exclusive of expenses related to the Acquisition, the Company generated taxable income through the third quarter of 1999. This trend is expected to continue. The positive earnings history and its expected continuation are strong positive evidence supporting the realization of all existing deferred tax assets. Therefore, as of the end of the third quarter of 1999, the Company reversed the entire $13.9 million valuation allowance.


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

INFORMATION SYSTEMS. The Company identified 20 internal systems that required correction. The Company is resolving Year 2000 issues through replacement of equipment, modification of software and replacement of certain software systems. For mission critical systems, third-party experts have been engaged to verify Year 2000 compliance testing. All financial mission critical information technology systems are Year 2000 compliant. The Company has one remaining retail mission critical system that is in the final stages of testing and anticipates it will be compliant by November 1999.

EMBEDDED SYSTEMS. A comprehensive inventory of the Company's mission critical and date-sensitive embedded systems has been completed for all of the Company's locations. All manufacturers of inventoried components utilized in the operations have been contacted in order to determine whether the components are Year 2000 compliant. The Company intends to remediate or replace, as applicable, any identified non-compliant mission critical systems. The Company is currently 82% complete and expects to complete this process by October 1999. Due to the quality of the responses received from manufacturers, the advice of the Company's Year 2000 technical consultants and the estimated minimal impact of the individual systems on the Company, the Company will not be conducting independent testing of embedded systems.

THIRD-PARTY RELATIONSHIPS. Formal communications with all critical third parties have been conducted to determine potential exposure which would result in their failure to remediate their own Year 2000 issues. These third parties have included the Company's supply chain, airport authorities, financial institutions and utility companies. New business relationships with alternate providers of products and services are being considered if deemed necessary.

RISKS/CONTINGENCY PLANS. As part of the Company's normal business practice, it maintains plans to follow during emergency circumstances, some of which could arise from Year 2000-related problems. The Company's contingency planning for the Year 2000 addresses various alternatives and includes assessing a variety of scenarios to which the Company may be required to react. Each individual location has developed a contingency

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED

plan for the impact of Year 2000 business interruptions. The Company's operations are geographically dispersed and it has a large supplier base, which should mitigate any adverse impact resulting from supplier problems.

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

In addition, the Company's operations may also be affected by Year 2000 issues facing the Federal Aviation Administration (the "FAA") and the airlines related to air traffic control systems, aircraft equipment and security systems used in airports. These issues could potentially lead to degraded flight safety, grounded or delayed flights, selected airport closures, increased airline costs and customer inconvenience. Since the Company is not responsible for addressing these issues, it cannot control or predict the impact on future operations of the Year 2000 problem as it pertains to air traffic control and airport security systems. If airline passenger traffic declines significantly in late 1999 and the year 2000 as a result of Year 2000 problems experienced by the FAA or individual airlines or the public's fear of such problems, the Company's results of operations may be materially adversely affected.

FINANCIAL IMPLICATIONS. The Company currently estimates that external costs, such as consulting experts, for its Year 2000 systems compliance program will total approximately $3.0 million in 1999 and $0.5 million in 2000. The Company currently estimates that internal costs, such as remediation coding and system support, for Year 2000 compliance will total approximately $1.1 million in 1999 and $0.3 million in 2000. Additionally, final remediation may require further capital investments to replace equipment and software. During the third quarter of 1999, approximately $0.5 million in external costs and approximately $0.2 million in internal costs were incurred relating to Year 2000 implementation compared with approximately $0.4 million in external costs and approximately $0.2 million in internal costs in the third quarter of 1998. For the first three quarters of 1999, approximately $2.3 million in external costs and approximately $0.8 million in internal costs were incurred relating to Year 2000 implementation compared with approximately $0.8 million in external costs and approximately $0.5 million in internal costs in the first three quarters of 1998. The anticipated costs associated with the Company's Year 2000 compliance program do not include time and costs that may be expensed as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.

The discussion of the Company's efforts and expectations relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of costs associated therewith, could be adversely affected by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and anticipated problems identified in the ongoing compliance review.

The statements contained in this section are "Year 2000 Readiness Disclosures" as provided for in the Year 2000 Information and Readiness Disclosure Act.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED


FORWARD-LOOKING STATEMENTS

This report, the Company's other reports filed with the Securities and Exchange Commission or furnished to shareholders and its public statements and press releases contain "forward-looking statements" within the meaning of the federal securities laws, including, but not limited to, statements concerning the Company's outlook for 1999 and beyond; the growth in revenues in 1999 and subsequent years; the amount of additional revenues expected from new shopping mall food court, airport and travel plaza contracts that were added in 1999 or that are expected to be added or renewed in 1999 and subsequent years; efforts and expectations relating to Year 2000 compliance; anticipated retention rates of existing contracts in core business lines; capital spending plans; projected cash flows from certain operating units; business strategies and their anticipated results; realization of deferred tax assets; and similar statements concerning future events and expectations that are not historical facts.

These forward-looking statements are subject to numerous risks and uncertainties, including the effects of seasonality; airline and tollroad industry fundamentals and general economic conditions; competitive forces within the food, beverage and retail concessions industries; the availability of cash flow to fund future capital expenditures; government regulation and the potential adverse impact of union labor strikes and the Year 2000 issue on operations. For further information concerning risks applicable to operations, see the Company's Form 10-K. Forward-looking statements are inherently uncertain, and investors must recognize that actual results could differ materially from those expressed or implied by the statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The fair value of fixed rate long-term debt is sensitive to changes in interest rates, which would result in gains/losses in the market value of this debt due to differences between the market interest rates and rates at the inception of the debt obligation. Based on a hypothetical immediate 150 basis point increase in interest rates at the end of the third quarters of 1999 and 1998, the market value of fixed rate long-term debt would result in a net decrease of $26.4 million and $24.1 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of fixed rate long-term debt outstanding at the end of the third quarters of 1999 and 1998 of $29.1 million and $36.7 million, respectively. Changes in fair value of the Company's long-term debt do not impact earnings or cash flows.

Through the end of the third quarter of 1999, the Company had the ability to borrow up to $75.0 million against a revolving credit facility. As of the end of the third quarter of 1999, borrowings outstanding under the revolving credit facility totaled $1.3 million. The average balance was $14.8 million for the third quarter of 1999 at an average interest rate of 6.56%. The average balance was $17.5 million for the first three quarters of 1999 at an average interest rate of 6.82%. A hypothetical 10% increase or decrease in interest rates would not have a material effect on earnings for the third quarter or first three quarters of 1999.

Through the end of the third quarter of 1999, the Company had the ability to borrow up to $20.0 million in short-term borrowings from HMTR. As of the end of the third quarter of 1999, the Company had outstanding borrowings of $18.0 million. The average balance was $2.9 million for the third quarter of 1999 at an average interest rate of 6.67%. The average balance was $3.7 million for the first three quarters of 1999 at an average interest rate of 6.53%. A hypothetical 10% increase or decrease in interest rates would not have a material effect on earnings for the third quarter or first three quarters of 1999.

An international subsidiary of the Company has the ability to borrow up to $6.1 million against an overdraft facility. As of the end of the third quarter of 1999, no funds had been drawn on the facility.

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



                                              HOST INTERNATIONAL, INC.


          OCTOBER 25, 1999                 /S/  BRIAN W. BETHERS
        --------------------              --------------------------------
                Date                      Brian W. Bethers
                                          Vice President (Principal Financial
                                            Officer and Director)