Form 10-K
period 1999-12-31
HOST INTERNATIONAL INC /DE/
filed 2000-03-28
CIK 905042

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                 (301) 380-7000
                                 --------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $0

                       DOCUMENTS INCORPORATED BY REFERENCE
   Host Marriott Services Corporation's Schedule 14D-9, filed on July 30, 1999

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Host International, Inc. (the "Company"), a wholly-owned subsidiary of Host Marriott Services Corporation ("Host Marriott Services"), is the leading provider of food, beverage and retail concessions at airports, on tollroads, and in shopping malls, with facilities at nearly every major commercial airport and tollroad in the United States. On September 1, 1999, Host Marriott Services was acquired by Autogrill SpA (the "Acquisition"), the leading food management firm for travel venues in Europe, with operations in Italy, France, Germany, Greece, Belgium, Luxembourg, Spain, Austria and The Netherlands. Effective March 20, 2000, Host Marriott Services changed its name to HMSHost Corporation. References within this document to Host Marriott Services apply also to HMSHost Corporation.

       The Company operates primarily in the United States through its subsidiaries. The Company manages six tollroad contracts for Host Marriott
Tollroads, Inc. ("Tollroads," a wholly-owned subsidiary of Host Marriott Services) and receives management fees for such services. The Company also has international airport concessions operations in The Netherlands, New Zealand, Australia, Canada, Malaysia and the People's Republic of China as well as shopping mall concessions in Poland.

     The Company's operations are grouped into three business segments: Airports (including gift and news retail outlets in off-airport locations), Travel Plazas and Shopping Malls, which represented 83.5%, 13.8% and 2.7%, respectively, of total revenues in 1999. See Note 12 to the Consolidated Financial Statements for financial information about the Company's business segments.

BUSINESS STRATEGY

      The Company's strategic objective is to generate higher revenues and cash flows by increasing revenues per enplaning passenger ("RPE") and revenues per vehicle ("RPV"), as well as maximizing real estate at its existing concessions facilities, retaining existing contracts, and gaining incremental business through securing new contracts. In connection with the Acquisition, the Company has decided to place greater emphasis on its airport and travel plaza segments, including international airport expansion, and to discontinue its expansion of its shopping mall segment. Specifically, key elements of the Company's business strategy include the following:

MAXIMIZING PROFITABILITY AT EXISTING CONCESSION FACILITIES

     The Company continues to increase the average amount spent by each customer by transforming its markets from generic offerings to a blend of local and internationally known branded concepts, improving customer service and offering innovative facility designs. The Company has the largest portfolio of brands in the industry with more than 100 franchised, licensed or internally developed brands that are familiar to frequent travelers. The Company leads the industry in brand development by researching customer preferences, targeting the latest trends in retail as well as food and beverage, identifying the best brands and then working to adapt them into its operating environment. In 1999, the Company continued to adapt and rollout successful unique and premium niche brands to its portfolio, including Cheesecake Factory Cafe, California Pizza Kitchen ASAP, Chili's too, Lands End and Johnston and Murphy.

     Branded concept revenues in all of the Company's venues have grown at a compound annual growth rate of 16.8% since 1997. Revenues from branded concepts increased by 18.6% during 1999 and accounted for $541.9 million of the Company's total annual revenues. The majority of this increase was related to the continued expansion of branded sales at airports and on tollroads as well as revenues from the heavily branded mall food court segment. The Company's exposure to any one brand is limited given the diversity of brands that are offered.
                                       1

RETAINING EXISTING CONTRACTS

     The Company has maintained its market leadership position by striving to provide outstanding service to its customers and maintaining high standards in maintenance and innovation at each of its concession facilities. The Company's strong relationships with airport and highway authorities and its successful concession operations have enabled the Company to retain the vast majority of its concession contracts. Since the beginning of 1997, the Company has retained 85.0% of contracts managed or operated that were up for renewal, weighted by contract size.

     The Company is committed to creating opportunities for woman- and minority-owned businesses and currently participates with such businesses in the substantial majority of its airport concessions contracts. While increased participation by woman- and minority-owned businesses is expected in the future, the impact of this industry trend on future revenue growth in the airport segment is expected to be more than offset by operating initiatives and the addition of branded concessions.

     During the past few years, several contracts have been negatively affected by airport authorities fracturing master contracts into several separate contracts. However, the Company has been successful in retaining a major operating presence at most locations through its development of unique, branded concepts.

SECURING NEW CONTRACTS

     The Company's business development organization is widely recognized as among the most experienced and innovative in the industry with a demonstrated track record of securing new contracts at attractive economic returns. Securing new contracts requires considerable management time and financial resources. The individuals in the business development organization provide the Company with the expertise and depth to pursue multiple projects simultaneously. Since 1997, the Company has secured 23 new contracts, with estimated annual revenues of $140.8 million.

     During 1999, the Company commenced airport operations at China's Shenzhen Huangtian International Airport in the People's Republic of China, added a new international airport in Calgary, Canada and commenced mall food court operations at the MacArthur Center mall in Norfolk, Virginia; the Jersey Gardens mall in Elizabeth, New Jersey; the Concord Mills mall in North Carolina; and the Warsaw Marki and Zabrze Metro malls in Poland.

     The Company now has a presence in seven countries outside of the United States.

AIRPORT CONCESSIONS

     The Company is the leading provider of airport food, beverage, and retail concessions in the United States. The Company operates concessions at 62 domestic airports, 9 international airports and 9 off-airport locations. The Company's portfolio of airport contracts is highly diversified in the U.S. in terms of geographic location and airport terminal type and size. No single airport contract constitutes a material portion of the Company's total revenues.

     Revenues in the airport segment, which include domestic and international airports as well as food, beverage, gift and news retail outlets in off-airport locations, totaled $1,136.3 million and $1,028.8 million in 1999 and 1998, respectively. This segment represented 83.5% of total Company revenues in both 1999 and 1998.

     Revenues from airport concessions were $1,095.1 million and $985.5 million in 1999 and 1998, respectively. The concentration of revenues from the Company's ten largest airport contracts was 29.8% of the Company's total revenues in 1999 and 29.3% of total revenues in 1998. Airport revenues have grown at a compound annual growth rate of 9.0% since 1997. Revenues from off-airport locations decreased to $41.2 million in 1999 from $43.3 million in 1998.

     All of the Company's airport concessions are operated under contracts with original terms typically ranging from 5 to 15 years. Contracts are generally awarded by airport authorities through a competitive process, but lease extensions are often negotiated before contracts expire. The weighted-average life remaining on the Company's airport contracts was approximately 6.3 years at the end of 1999 compared with 7.0 years at the end of 1998. Rents paid under the contracts averaged 15.0% and 16.0% of the Company's total airport revenues in 1999 and 1998, respectively. Rent payments are typically determined as a percentage of sales subject to a minimum annual guarantee, which may be stated as either a fixed dollar amount per year, a percentage of the prior year's rental obligation, or calculated on a per enplaning passenger basis. During 1999, rent payments for most of the Company's airport contracts exceeded the minimum annual guarantee on those contracts.

     The Company's off-airport concession contracts usually have initial terms of five or more years. The Company leases its premises at a fee, which is negotiated at the time the concession contract is awarded. The weighted-average life remaining on the Company's nine off-airport concession contracts was approximately 2.0 years at the end of 1999.

OPERATING LOCATIONS

     The Company operates or manages concessions facilities at the following airports:

     UNITED STATES: Anchorage, AK; Atlanta, GA; Baltimore, MD; Billings, MT; Birmingham, AL; Boston, MA; Charleston, SC; Charlotte, NC; Chicago, IL (O'Hare); Cincinnati, OH; Cleveland, OH; Corpus Christi, TX; Dallas, TX (DFW); Dayton, OH; Detroit, MI; Fort Myers, FL; Grand Rapids, MI; Harlingen, TX; Hartford, CT; Honolulu, HI; Houston, TX; Indianapolis, IN; Jackson, MS; Jacksonville, FL; Kansas City, MO; Kauai, HI; Las Vegas, NV; Little Rock, AR; Los Angeles, CA
(LAX); Louisville, KY; Lubbock, TX; Manchester, NH; Maui, HI; Memphis, TN; Miami, FL; Milwaukee, WI; Minneapolis, MN; New York, NY (JFK); New York, NY (La Guardia); Newark, NJ; Ontario, CA; Orange County, CA; Orlando, FL; Phoenix, AZ; Portland, ME; Raleigh, NC; Reno, NV; Sacramento, CA; Salt Lake City, UT; San Diego, CA; San Francisco, CA (SFO); San Jose, CA; Sarasota, FL; Savannah, GA; Seattle, WA; St. Louis, MO; Tampa, FL; Toledo, OH; Washington, D.C. (Dulles); Washington, D.C. (Ronald Reagan Washington National); West Palm Beach, FL; and Wichita, KS.

INTERNATIONAL:  Auckland,  New Zealand;  Cairns,  Australia;  Christchurch,  New
Zealand;  Kuala  Lumpur,  Malaysia;  Melbourne,   Australia;  Montreal,  Canada;
Schiphol, The Netherlands and Shenzhen, China.

     The Company operates or manages concessions at the following off-airport locations:

     Houston Space Center, Empire State Building Observatory, New Orleans Aquarium, Atlantic City (3 sites), Polynesian Cultural Center, Raleigh Crabtree Hotel Gift Shop and Detroit Metropolitan Wayne County Airport Marriott Hotel.

     The airport segment facilities operated by the Company offer five product lines, which are described below.

BRANDED FOOD AND BEVERAGE CONCESSIONS

     The Company has been a pioneer in providing airport travelers with well-known food and beverage branded concessions such as Burger King, Starbucks Coffee, Pizza Hut, Sbarro, Cinnabon, Cheesecake Factory, California Pizza Kitchen ASAP, Nathan's Famous, Chili's Too, TCBY "Treats", Taco Bell, Dunkin Donuts and Popeyes. These branded concepts typically perform better and produce higher RPE as compared to non-branded concepts. Brand awareness, customer familiarity with product offerings, and the perception of superior value and consistency are all factors contributing to higher RPE in branded facilities. As a licensee or franchisee of these brands, the Company pays royalty fees ranging from 2% to 10% of total sales. Royalties expense as a percent of branded revenues averaged 5.8% in 1999.

     Branded food and beverage revenues in the airports segment have increased 22.5% when comparing 1999 and 1998. This increase can be attributed to large, new branded concept developments at Orlando, St. Louis, Phoenix,

Cleveland, Las Vegas and Seattle airports. Airport branded product sales increased to $362.5 million, or 31.9% of airport segment revenues, for 1999 compared with $295.8 million, or 28.8% of airport segment revenues, for 1998.

NON-BRANDED FOOD AND BEVERAGE CONCESSIONS

     These concessions are operated under a generic name and serve primarily non-branded food and beverages in a restaurant or cafeteria-style setting. The majority of the food sold in these facilities is prepared on the premises and includes fresh salads, hot dogs, hamburgers, sandwiches and desserts. While branded items such as Pizza Hut Personal Pan Pizza are sold through separate vending stands within these facilities, the majority of the sales are non-branded food and beverage revenues. Non-branded food and beverage revenues generated approximately 33.8% of airport segment revenues in 1999 and 35.3% of airport segment revenues in 1998, reflecting the Company's efforts to transform its airport markets from generic offerings to a blend of international, internal and unique local branded concepts. In 1999, revenues of non-branded food and beverage products were up $21.0 million, or 5.8%, to $384.3 million compared to 1998.

ADULT BEVERAGES

     The Company serves alcoholic and nonalcoholic drinks, together with selected food items, through specialty lounges (generally operated under the Premium Stock Airpub name), restaurants, cafeterias, and microbrewery pubs. These facilities are designed to provide a comfortable and relaxing environment for passengers waiting for their flights. During 1999, the Company continued to introduce its popular microbrewery pubs, which include, among others, Samuel Adams Brew House and Karl Strauss Microbrewery. Other microbrewery concepts which the Company has previously implemented in its concessions business include popular regional names such as Manhattan Beach Brewing Company, Red Brick Ale House, Redondo Beach Brewing Company, Wasatch Brewing Company and Wild Goose Microbrew. These bar and grill concepts bring local flavors to the Company's airport contracts and complement the Company's proprietary Premium Stock Airpub lounges. Other specialty lounges introduced include Fox Sports Sky Box, a bar and grill concept developed with sports innovator Fox Sports; the world's first Jose Cuervo Tequilaria, developed in partnership with Jose Cuervo International, Inc.; and Casa Bacardi, developed in partnership with Bacardi-Martini USA, Inc. Adult beverages generated approximately 16.3% of airport segment revenues in 1999 and 16.8% of airport segment revenues in 1998. Adult beverage sales in the airport segment were up $12.6 million, or 7.3%, in 1999 when compared with 1998.

MERCHANDISE OUTLETS

       The Company operates branded and non-branded merchandise outlets at 24 airport locations and 8 off-airport locations. The Company's merchandise shops sell newspapers, magazines, souvenirs, gifts, books, snacks and other convenience items. The Company utilizes a team of merchandise specialists who, based on extensive research, create exciting visual displays, bring in custom-designed merchandise that reflects the regional flavor and develop marketing programs which capture customer interest. In an effort to maximize RPE, the Company continues to add internally developed specialty retail concepts such as Simply Books, Global News, News Connection and Aviation, Inc. as well as develop and sublease specialty retail concepts such as Lands End, and Johnston and Murphy. Merchandise outlets generated approximately 14.7% and 15.8% of total airport concession sales in 1999 and 1998, respectively. Merchandise sales in the airport segment increased by $3.8 million in 1999 to $166.1 million when compared with 1998.

DUTY-FREE SHOPS

     Duty-free shops sell items such as liquor, tobacco, perfume, leather goods, cosmetics and gifts on a tax- and duty-free basis to international travelers. The Company's largest airport duty-free operations are located at Detroit Metropolitan Wayne County Airport, Sea-Tac International Airport, Hartsfield Atlanta International Airport and Minneapolis/St. Paul International Airport. Duty-free shops generated approximately 3.3% of total airport segment revenues in both 1999 and 1998. Duty-free merchandise sales totaled $37.9 million during 1999, an increase of 9.9% compared to 1998. The duty-free sales in 1998 were hindered by weaker enplanements stemming from the slowdown in the Asian economy and lower spending by Asian travelers.

OUTLOOK

     In March of 2000, the Federal Aviation Administration ("FAA") forecasted long-term average annual passenger enplanement growth of U.S. carriers of 3.8% through the year 2011. The Company's management expects long-term average world-wide annual passenger enplanement growth to approximate 5%. The U.S. airport concession industry is expected to continue to benefit from strong industry fundamentals and the expansion of low-fare airline carriers. In addition, to sustain low-fare positioning and improve financial performance, most airlines have lowered their costs by reducing or eliminating inflight catering services.

     The Company believes that the transformation of the Company's airport markets from generic offerings to a blend of international, internal and unique local branded concepts will attract more customers. Currently, branded food and beverage revenues make up only 48.5% of the Company's total food and beverage revenues in the airport segment (31.9% of total airport segment revenues), demonstrating the considerable potential for growth. Further, the Company is committed to refining its core operating processes to improve efficiencies, reduce costs and increase revenues. The Company has focused its attention on pricing, expanded utilization of loss prevention programs, increasing emphasis on recruitment and retention as well as the continued use of technology previously put in place for labor productivity and scheduling. Further, the Company expects continued success in 2000 and beyond in making its airport concessions contracts more profitable through new concepts and operating excellence initiatives.

     Over the next three years, 35 airport concessions contracts representing approximately $227.3 million, or 14.6% of annualized total revenues, will come up for renewal. The Company expects continued success in retaining such contracts and is committed to striving for the highest levels of product quality and customer satisfaction. Over that same period, eight off-airport concessions contracts representing approximately $21.5 million, or 1.4% of annualized total revenues, will come up for renewal.

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

     Revenues in the travel plaza business segment, including management fees, were $187.5 million and $181.1 million in 1999 and 1998, respectively. The Company's travel plaza concession revenues in 1999 and 1998 were approximately 13.8% and 14.7%, of the Company's total revenues (including management fees), respectively. The five largest travel plaza contracts accounted for approximately 16.6% and 12.5% of total revenues (including management fees) in 1999 and 1998, respectively. No single travel plaza contract constitutes a material portion of the Company's total revenues.

     Travel plazas are operated or managed under contracts with highway authorities that are typically 10 to 15 years in duration. Contracts are awarded through a competitive process, but lease extensions often can be negotiated before contracts expire. The weighted-average remaining life of the Company's managed and operated travel plaza contracts was approximately 8.2 years at the end of 1999.

     The Company offers branded concepts in a clean, safe environment, which are designed to appeal to travelers who desire high-quality meals without exiting the tollroad. Travel plaza concessions are dominated by branded concepts, which comprised 78.7% of travel plaza concessions revenues in 1999 (87.6% of travel plaza food and beverage revenues). The core business of most travel plazas is a food court offering branded concepts, including Burger King, Roy Rogers, Bob's Big Boy, Sbarro, TCBY "Treats", Starbucks Coffee, Pizza Hut Express, Miami Subs Grill, Dunkin Donuts and Popeye's. Retail gift shops selling souvenirs, postcards, snacks, newspapers and magazines frequently are located adjacent to these food courts and accounted for approximately $17.5 million, or

10.1% of travel plaza revenues in 1999. Travel plazas generally include automated teller machines, vending machines and business centers and all of the facilities are accessible to the disabled.

OPERATING LOCATIONS

     The Company operates or manages travel plazas on the following tollroads:

     Atlantic City Expressway; Delaware Turnpike; Florida's Turnpike; Garden State Parkway; Illinois Tollway; Maine Turnpike; Maryland Turnpike; Massachusetts Turnpike; New Jersey Turnpike; New York Thruway; Ohio Turnpike; Pennsylvania Turnpike; and West Virginia Parkways.

OUTLOOK

     Moderate pricing increases and the introduction of new branded food and beverage concepts, not previously available on the market, are expected to further increase revenues in 2000 and beyond. Management is focused on improving operational excellence, renewing key contracts, adding new brands with lower capital investment requirements and real-estate maximization.

     Over the next three years, two travel plaza concessions contracts representing approximately $32.3 million, or 2.1% of annualized total Company revenues, will come up for renewal. Over the next three years, no managed travel plaza contracts will come up for renewal. The Company expects continued success in retaining both operated and managed contracts.

SHOPPING MALL CONCESSIONS

     The Shopping Malls segment includes food facilities at 10 malls. The food facilities are principally located in a food court setting within the shopping mall. The Company's portfolio of shopping mall concession contracts in the U.S. is diversified in terms of geographic location and mall developer. At year end 1999, the Company also operated concessions at two shopping malls in Poland.

     Shopping mall food court concessions generated $36.9 million of revenues in 1999, approximately 2.7% of total Company revenues and generated $22.1 million in revenues in 1998, approximately 1.8% of total Company revenues. Total food and beverage revenues accounted for 99.7% of the segment's revenues in 1999, compared with 98.2% in 1998. Retail sales comprised the remaining shopping mall concession revenues. No single contract constitutes a material portion of the Company's total revenues.

     Shopping mall food court concessions contracts usually have initial terms of 10 to 12 years with the Company's rights to extend an additional 5 to 20 years. Rent payments are determined as a percentage of sales subject to a minimum fee, which is negotiated at the time the concession contract is awarded. The weighted-average remaining life, including extension rights, of the Company's shopping mall contracts was approximately 17.2 years compared to 18.2 years in 1998.

OPERATING LOCATIONS

     The Company operates concessions at the following shopping mall locations:

     UNITED STATES. Concord Mills Mall, Charlotte, NC; Grapevine Mills, Dallas, TX; Independence Center, Kansas City, MO; Jersey Gardens, Elizabeth, NJ; Leesburg Corner Premium Outlets, Leesburg, VA; MacArthur Center, Norfolk, VA; Ontario Mills, Ontario, CA; and Vista Ridge, Lewisville, TX.

     INTERNATIONAL.  Warsaw Marki, Poland; and Zabrze Metro, Poland.

OUTLOOK

     In the first quarter of 2000, the Company began operations at the Lodz Brezinska mall in Poland, and expects the Times Square 42nd Street Project in New York, New York, to open in the second quarter of 2000. The Company's operations at the Dolphin Mall in Miami Dade County, Florida, are now expected to open in 2001. However, the Company has decided to concentrate on its existing mall portfolio and to discontinue its efforts to acquire new shopping mall food court concessions.

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

RELATIONSHIP WITH HOST MARRIOTT

      For purposes of governing certain of the ongoing relationships between Host Marriott Services and Host Marriott after the Distribution and to provide for an orderly transition, Host Marriott Services and Host Marriott entered into various agreements, including a Distribution Agreement, an Employee Benefits Allocation Agreement and a Transitional Services Agreement. The agreements established certain obligations for Host Marriott Services to issue shares upon exercise of Host Marriott warrants, which Host Marriott Services has since fulfilled its obligation, and to issue shares or pay cash to Host Marriott upon exercise of stock options and upon release of deferred stock awards held by certain former employees of Host Marriott. As a result of the Acquisition, Host Marriott Services will settle these obligations with cash.

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

     CONTINUING SERVICES AGREEMENT. This agreement provides that Host Marriott Services will receive (i) various corporate services such as computer systems support and telecommunication services; (ii) various procurement services, such as developing product specifications, selecting vendors and distributors for proprietary products and purchasing certain identified products; (iii) various product supply and distribution services; (iv) casualty claims administration services solely for claims which arose on or before October 8, 1993; (v) employee benefit administration services and (vi) a sublease for Host Marriott Services' headquarters office space. The office sublease was terminated in February 1997 when Host Marriott Services relocated to its new corporate headquarters. The Continuing Services Agreement will be negotiated in 2000 and some or all the services provided under it may be terminated by Host Marriott Services. Such terminations will be pursuant to the terms of the Continuing Services Agreement.

     As a part of the Continuing Services Agreement, the Company paid Marriott International $80.7 million, $75.4 million and $77.3 million for purchases of food and supplies and paid $8.6 million, $8.8 million and $9.8 million for corporate support services during 1999, 1998 and 1997, respectively.

     NONCOMPETITION AGREEMENT. In connection with the MI Distribution, Host Marriott and Marriott International entered into a Noncompetition Agreement dated October 8, 1993 (the "Noncompetition Agreement")
pursuant to which Host Marriott and its subsidiaries, including those comprising its food, beverage and retail concession businesses (the "Operating Group"), are prohibited from entering into, or acquiring an ownership interest in any entity that operates, any business that (i) competes with the food and facilities management business as currently conducted by Marriott International's wholly-owned subsidiary, Marriott Management Services, Inc. ("MMS," with such business being referred to as the "MMS Business"), provided that such restrictions do not apply to businesses that constitute part of the business comprising the then Host Marriott's Operating Group or (ii) competes with the hotel management business as conducted by Marriott International, subject to certain exceptions. Marriott International is prohibited from entering into, or acquiring an ownership interest in any entity that operates, any business that competes with the businesses comprising the then Host Marriott's Operating Group, providing that such restrictions do not apply to businesses that constitute a part of the MMS Business. The Noncompetition Agreement provides that the parties (including Host Marriott Services) and any successor thereto will continue to be bound by the terms of the agreement until October 8, 2000. On March 27, 1998, the MMS Business became the principal business of Sodexho Marriott Services, Inc., which was combined with the North American operations of Sodexho Alliance S.A. The rights and duties of Host Marriott Services under the Noncompetition Agreement with Marriott International were preserved in the transaction. Sodexho Marriott Services, Inc. is now a party to the Noncompetition Agreement with Host Marriott Services. The Noncompetition Agreement expires October 8, 2000.

     LICENSE AGREEMENT. Pursuant to the terms of a License Agreement between Host Marriott and Marriott International dated October 8, 1993 (the "License Agreement"), the right, title and interest in certain trademarks, including the "Marriott" name, were conveyed to Marriott International and Host Marriott and its subsidiaries, including those comprising the Operating Group. As a result, Host Marriott Services was granted a license to use such trademarks in its corporate name and in connection with the Operating Group business subject to certain restrictions set forth in the License Agreement. In connection with the Distribution, Host Marriott Services and Marriott International entered into a new License Agreement pursuant to which Host Marriott Services and its subsidiaries retained the license to use such trademarks subject to the License Agreement. The License Agreement expired on March 22, 2000.

COMPETITION

     The Company competes with certain international, national and several regional and local companies to obtain the rights from airport, highway and municipal authorities, and shopping mall developers to operate food, beverage and retail concessions. The U.S. airport food and beverage concession market is principally serviced by several companies, including the Company, CA One Services, Concessions International and Anton Foods. The U.S. airport retail concession industry is more fragmented. The major competitors include: Paradies Shops, W.H. Smith, Duty Free International, DFS Group Limited and Hudson News. The U.S. tollroad market principally is served by the Company and McDonald's, with Hardee's holding a minor share of the segment. The shopping mall concessions segment is fragmented and principally dominated by individual operators. The international concession market is fragmented, with Compass Group holding the leading market share in European airports and Canadian Airways and Railway Association holding the leading market share in Canada.

     To compete effectively, the Company regularly updates and refines its product offerings (including the addition of branded products) and facilities. Through these efforts, the Company strives to generate higher sales per square foot of concession space and thereby increase returns to the Company's clients (airport and highway authorities and mall developers) and brand partners, as well as to the Company. Attaining these financial results, as well as striving to achieve higher customer and client satisfaction levels, enhances the Company's ability to renew contracts and obtain new contracts.

GOVERNMENT REGULATION

     The Company is subject to various governmental regulations, such as environmental, employment, health and safety regulations and regulations related to security of airports. The Company maintains internal controls and procedures to monitor and comply with such regulations. The cost of the Company's compliance programs is not material.

EMPLOYEES

     At December 31, 1999, the Company or its subsidiaries directly employed approximately 26,000 employees. Approximately 7,500 of these employees are covered by collective bargaining agreements, which are subject to review and renewal on a regular basis. The Company has good relations with its unions and has not experienced any material business interruption as a result of labor disputes.

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

     The Company's telephone number is (301) 380-7000. Business results and financial reports for the Company can be accessed on Host Marriott Services' Web Site at www.hmscorp.com on the Internet's World Wide Web.

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

ITEM 6. SELECTED FINANCIAL DATA

       The following table presents summary selected historical financial data derived from the Company's audited consolidated financial statements as of and for the five most recent fiscal years ended December 31, 1999. The information in the table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company included elsewhere herein. The Company's fiscal year ends on the Friday closest to December 31.


------------------------------------------------------------- ---------- ---------- ---------- ---------- ----------

                                                               1999(1)    1998(2)    1997(3)    1996(4)    1995(5)
------------------------------------------------------------- ---------- ---------- ---------- ---------- ----------
                                                                                  (IN MILLIONS)

STATEMENT OF OPERATIONS DATA:

    Total revenues                                              $1,361     $1,232     $1,146     $1,140       $993
    Operating profit                                                37         59         66         60          2
    Income (loss) before extraordinary item and cumulative
      effect of change in accounting principle                      11         23         20         13        (42)
    Net income (loss)                                               10         23         20         13        (51)
    Dividends declared and paid to parent                            7          6        ---        ---        ---

BALANCE SHEET DATA:

    Total assets                                                   623        531        500        538        473
    Borrowings under line-of-credit agreement                       38         12        ---        ---        ---
    Total long-term debt                                           406        407        407        408        409
    Shareholder's deficit                                          (85)       (94)      (111)      (130)      (150)

OTHER OPERATING DATA:

    Cash flows provided by operations(6)                            75         74         46         99         46
    Cash flows used in investing activities                       (116)      (104)       (75)       (50)       (43)
    Cash flows provided by (used in) financing activities           42          3         (4)        (1)        18
    EBITDA(7)                                                       99        119        120        110         94
    Cash interest expense                                           40         39         39         39         40

------------------------------------------------------------- ---------- ---------- ---------- ---------- ----------

(1) The results for 1999 include $1.9 million of write-downs for long-lived assets, $22.6 million of special charges incurred as a result of the Acquisition, a $13.9 million reversal of the deferred tax asset valuation allowance, an extraordinary loss on the extinguishment of debt of $0.3 million, net of tax benefit of $0.1 million, and a cumulative effect of change in accounting principle for start-up activities of $0.7 million, net of tax benefit of $0.5 million.

(2) The results for 1998 include $5.9 million of write-downs of long-lived assets and a $11.1 million tax benefit to recognize the anticipated utilization of certain tax credits previously considered unrealizable.

(3) The results for 1997 include $4.2 million of write-downs of long-lived assets, $3.9 million of restructuring charge reversals related to the 1995 restructuring plan and a $1.9 million tax benefit to recognize the utilization of certain tax credits previously considered unrealizable.

(4)  Fiscal year 1996 includes 53 weeks.  All other years include 52 weeks.

(5) The results for 1995 include $22.0 million of write-downs of long-lived assets (reflecting the adoption of a new accounting standard) and $14.5 million of restructuring charges related to initiatives to improve future operating results.

(6) Cash flows provided by operations in 1996 and 1997 were affected by the Company's transition to a new financial system. Current liabilities were temporarily high at the end of 1996 and were reduced to seasonal levels in 1997.

(7) EBITDA consists of the sum of consolidated net income (loss), interest, income taxes, depreciation and amortization and certain other noncash items (principally restructuring reserves and asset write-downs, including subsequent payments against such previously established reserves). EBITDA data is presented because such data is used by certain investors to determine the Company's ability to meet debt service requirements and is used in certain debt covenant calculations required under the Senior Notes Indenture. The Company considers EBITDA to be an indicative measure of the Company's operating performance. EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business; however, such information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations. In order to conform to the 1998 presentation, EBITDA has been revised for fiscal years 1995 through 1997 to exclude interest income. The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On December 29, 1995, Host Marriott Services Corporation ("Host Marriott Services") became a publicly traded company and the successor to Host Marriott Corporation's ("Host Marriott") food, beverage and retail concession businesses in travel and entertainment venues. On that date, 31.9 million shares of common stock of Host Marriott Services were distributed to the holders of Host Marriott's common stock in a special dividend (the "Distribution" - see Note
13). On September 1, 1999, Host Marriott Services was acquired by Autogrill SpA (the "Acquisition"). Host International, Inc. (the "Company") is the principal wholly-owned subsidiary of Host Marriott Services. Effective March 20, 2000, Host Marriott Services changed its name to HMSHost Corporation. References within this document to Host Marriott Services apply also to HMSHost Corporation.

     The Company receives fees for managing six tollroad contracts for Host Marriott Tollroads, Inc. ("Host Marriott Tollroads"), which is a wholly-owned subsidiary of Host Marriott Services. Base management fees related to these travel plaza contracts are based on a percentage of total revenues generated by each of the travel plazas, with additional incentive management fees determined as a percentage of available cash flow. Management fees received related to these travel plaza concession facilities totaled $15.1 million, $14.6 million and $13.9 million in 1999, 1998 and 1997, respectively.

     Over 83% of the Company's annual revenues, excluding management fees, are generated from operating food and beverage concessions with the remaining being generated from news, gift and specialty retail concessions. The Company's domestic airport and travel plaza concessions accounted for over 97% of total 1999 revenues. The Company's diversified branded concept portfolio, which consists of over 100 internationally known brands, regional specialty concepts and proprietary concepts, is a unique competitive advantage in the marketplace.

     The Company's revenues and operating profit, excluding general and administrative expenses and unusual items, have grown at a compound annual growth rate ("CAGR") of 9.0% and 6.5% since 1997 (including management fees). Revenue growth has been driven primarily by increased customer traffic in airports and on tollroads, improvements in product offerings through the introduction of branded concepts, moderate increases in menu prices and success in winning new business and retaining contracts.

     The Company's airport segment, which includes domestic and international airports as well as food, beverage, gift and news retail outlets in off-airport locations, contributed approximately 83.5% of the Company's total revenues in fiscal year 1999. Airport segment revenues and operating profit, before general and administrative expenses and unusual items, have grown at a CAGR of 9.0% and 7.2%, respectively, since 1997.

     The Company's travel plazas concessions contributed approximately 13.8% of the Company's total revenues in fiscal year 1999 (including management fees). Since 1997, travel plazas revenues and operating profit, before general and administrative expenses and unusual items, have grown at a CAGR of 3.7% and 13.2%, respectively, including management fees.

     The remaining 2.7% of the Company's 1999 revenues were generated from the operation of food court facilities at shopping malls. The shopping mall operating profit, excluding general and administrative expenses and unusual items, has been constrained by lower than expected customer traffic and start-up inefficiencies of new mall projects.

     Certain minor reclassifications were made to the 1998 and 1997 financial information to conform to the 1999 presentation.

1999 COMPARED TO 1998

REVENUES

     Revenues for the year ended December 31, 1999 increased by 10.4% to $1,360.7 million compared with revenues of $1,232.0 million for the year ended January 1, 1999. Revenues were driven by strong growth in comparable domestic airport concessions operations, particularly from sales at locations recently opening new branded concepts. An increase in enplanements, solid growth in tollroad operations, the opening of seven new mall contracts in the last twelve months and the conversion of the Miami International Airport contract from a management agreement to an operating agreement during the second quarter of 1998 all contributed to overall revenue growth.

     Also affecting the increase in revenues were the Northwest Airlines pilots' strike and the slowdown in the Asian economy during 1998. The strike temporarily reduced operations at Northwest Airlines' three principal hubs--Minneapolis/St. Paul, Detroit and Memphis. The slowdown in the Asian economy negatively affected the Company's duty-free operations in several key gateway airports in the United States, as well as international operations in Australia and New Zealand.

AIRPORTS

     Airport segment revenues increased 10.4% to $1,136.3 million in 1999 from $1,028.8 million a year ago.

     Airport concession revenues were up 11.1% to $1,095.1 million for fiscal year 1999. Domestic airport concession revenues grew 11.0% to $1,020.0 million for 1999. Comparable domestic airport concession revenues, which comprise over 85% of total domestic airport revenues, grew 9.7% for 1999, from an estimated 3.8% growth in domestic passenger enplanements and 5.9% growth in revenues per enplaning passenger ("RPE"). Comparable domestic airport contracts exclude the negative affect of exited contracts, contracts with significant changes in scope of operation and contracts undergoing significant construction of new facilities as well as the positive impact of new contracts. During 1999, the Detroit, Minneapolis, Miami, Charlotte, Fort Meyers, Palm Beach, Houston and Ontario airport contracts were considered noncomparable. RPE is the primary measure of how effective the Company is at capturing potential customers and increasing customer spending. Moderate increases in menu prices, the opening of new branded concepts at a number of the Company's larger locations, including Las Vegas, Orlando, St. Louis, Phoenix, Cleveland and Seattle, and various real estate maximization efforts contributed to the growth in RPE.

     International airport revenues were up 12.3% to $75.1 million. The increase is partially attributable to the opening of the Company's operations at the Shenzhen Huangtian International Airport as well as the addition of new concepts and overall enplanement increases at Schiphol Airport in the Netherlands. The 1998 results were negatively affected by weak enplanements stemming from the Asian economic slowdown.

     Revenues in off-airport locations decreased 4.8% to $41.2 million in 1999. This decrease in revenues reflects the Company's planned exit from five off-airport contracts during 1999.

TRAVEL PLAZAS

     Travel plaza concession revenues for 1999 were up 3.5% to $172.4 million. In addition, travel plaza management fee income for 1999 was $15.1 million compared with $14.6 million in 1998. Revenue growth benefited from increased tollroad traffic, increases in menu prices and the introduction of new branded concepts to selected locations. Travel plazas, including management fees received, consistently produce a significant portion of the Company's overall cash flow, contributing approximately 19% and 21% of total operating cash flow in 1999 and 1998, respectively.

SHOPPING MALLS

     Shopping mall food court concession revenues increased $14.8 million to $36.9 million in 1999. The increase can be attributed to the opening of the MacArthur Center mall in the first quarter of 1999 and the openings of the

Concord Mills, Jersey Gardens, Warsaw Marki and Zabrze Metro malls in the fourth quarter of 1999, as well as the openings of the Independence Center Mall and the Leesburg Corner Premium Outlets in the fourth quarter of 1998. Revenues at comparable locations that have been open at least one year decreased by 2.7% compared to 1998. The Company's results reflect the negative impact of increased competition in areas surrounding its mall locations. International shopping mall revenues totaled $0.6 million for 1999.

OPERATING COSTS AND EXPENSES

     The Company's total operating costs and expenses increased to 97.3% of total revenues compared with 95.2% of total revenues in 1998. The operating profit margin decreased to 2.7% in 1999 compared with 4.8% in 1998. Operating profit was significantly reduced in 1999 by $22.6 million in special charges relating to the Acquisition, primarily costs of cash settlement of stock-based incentives; incremental Year 2000 costs; and consulting costs related to an organizational effectiveness study to identify cost savings opportunities in administrative overhead costs.

     Cost of sales were 8.1% above last year to $391.4 million, with a 60 basis point decrease in the cost of sales margin, which totaled 28.8%. The improvement in the cost of sales margin has been driven by food and beverage locations and reflects cost management initiatives and the expanded utilization of loss prevention programs in 1999.

     Payroll and benefits totaled $417.2 million during 1999, a 12.3% increase over 1998. Payroll and benefits as a percentage of total revenues increased 50 basis points to 30.7%. The increase in the payroll and benefits margin was driven by an increase in payroll costs due to tight labor markets and higher levels of staffing to drive revenues. The Company is addressing the tight labor markets with increased emphasis on recruitment and retention as well as the continued use of technology put in place for labor productivity and scheduling.

     Rent expense totaled $199.5 million for 1999, an increase of 5.8% from 1998. Rent expense as a percentage of total revenues decreased 60 basis points in 1999 to 14.7% and can be attributed to sales increases on contracts with fixed rental rates and new or renewed contracts with favorable rent margins.

     Royalties expense for 1999 increased by 18.0% to $30.2 million. As a percentage of total revenues, royalties expense increased 10 basis points to 2.2%. The increase in royalties expense reflects the Company's continued introduction of branded concepts to its airport concessions operations and the heavily branded shopping mall food court concessions business. Branded facilities generate higher sales per square foot, contribute toward increased RPE, and position the Company to win and retain concession contracts. Royalties expense as a percentage of branded sales averaged 5.8% in 1999 compared with 6.0% in 1998, reflecting the addition of branded concepts with lower-than-average royalty percentages.

     Depreciation and amortization expense, excluding $1.7 million of corporate depreciation on property and equipment, which is included as a component of general and administrative expenses, was $64.1 million for 1999, up 22.6%, excluding $2.0 million of corporate depreciation on property and equipment for 1998. The 50 basis point increase in the depreciation and amortization expense margin is attributed to the Company's higher success rate in winning new contracts and extending existing contracts, as well as the continued introduction of branded facilities.

     General and administrative expenses were $75.3 million for 1999, an increase of 29.8%. The increase can be attributed to incremental external Year 2000 costs of $1.5 million, consulting costs of $2.4 million and Acquisition related compensation costs for deferred awards vesting through December 2001 of $9.9 million. The general and administrative expense margin increased 80 basis points for 1999.

     Other operating expenses, which include utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, increased 11.1% to $121.3 million total for 1999. Other operating expenses as a percentage of total revenues increased 10 basis points.

UNUSUAL ITEMS

o During 1999, the Company incurred special charges of $20.3 million resulting from the Acquisition related to the cash settlement of vested employee benefits and $0.8 million of related social security taxes, $0.3 million for cash settlement of deferred awards for Board of Directors fees, and $1.2 million of terminated debt refinancing costs.

o During 1999, the Company determined that its investment in a shopping mall food court contract was fully impaired and recorded a write-down of $1.9 million. The full impairment was a result of lower than expected customer traffic and capture rates that were inadequate to support the number of concepts developed (see "Impairments of Long-Lived Assets").

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

o During 1999, the Company reversed its remaining deferred tax asset valuation allowance of $13.9 million. The Company reversed the deferred tax valuation allowance because of a history of positive earnings and the expected continuation of positive earnings, both of which were strong positive evidence supporting the realization of all existing deferred tax assets (see "Deferred Tax Assets").

     During  1998,  the Company  recognized  the expected  utilization  of $11.1
     million  of  certain  tax  credits  previously   considered   unrealizable,
     resulting in a reduction in the deferred tax asset valuation allowance.

OPERATING PROFIT

     Operating profit, excluding general and administrative costs and unusual items, increased 11.7% to $137.0 million. The overall operating profit margin, excluding general and administrative expenses and unusual items, increased 10 basis points to 10.1% in 1999 compared to a year ago. Operating profit for airports, prior to the allocation of corporate general and administrative expenses and excluding unusual items, was $112.7 million and $99.2 million for 1999 and 1998, respectively. Operating profit for travel plazas, excluding general and administrative expenses and unusual items, was $27.3 million and $24.5 million for 1999 and 1998, respectively. Operating loss for the shopping mall segment, excluding general and administrative expenses and unusual items, totaled $3.0 million in 1999 compared with operating loss of $1.0 million for 1998.

     The airport segment operating profit margin, excluding general and administrative expenses and unusual items, showed a 20 basis point increase for 1999 and totaled 9.9%. The increased margin reflects improved cost of sales margins offset by increased depreciation related to capital investments, higher payroll cost margins due to tight labor markets and start-up inefficiencies at new international locations.

     The travel plazas operating profit margin, excluding general and administrative expenses and unusual items, increased to 14.6% in 1999 from 13.5% in 1998. The increased margin reflects solid revenue growth coupled with active management of operating costs.

     The shopping mall segment operating loss margin, excluding general and administrative expenses and unusual items, was 8.1% for 1999 compared with an operating loss margin of 4.5% in 1997. The shopping mall segment reflects lower than expected customer traffic and continues to be affected by start-up inefficiencies of new malls. On a comparable basis, the shopping mall operating profit margin increased from 2.4% in 1998 to 5.8% in 1999.

The shopping mall segment results were also negatively affected by the change in accounting principle relating to pre-opening costs (see "Cumulative Effect of Change in Accounting Principle").

INTEREST EXPENSE

     Interest expense increased 4.5% to $41.7 million for 1999 compared to 1998. The increase in interest expense reflects additional interest incurred on borrowings under the revolving credit facility and short-term, non-recourse borrowings from Host Marriott Tollroads and Host Marriott Services to fund capital expenditures.

INTEREST INCOME

     Interest income decreased $1.0 million to $0.7 million for 1999 and reflects lower cash balances during the year.

INCOME TAXES

     The benefit for income taxes for 1999 totaled $15.2 million compared with a benefit for income taxes of $2.5 million for 1998. The Company reduced the effective tax rates in 1999 as a result of Acquisition-related costs and the reversal of its remaining deferred tax asset valuation allowance of $13.9 million. The Company reversed the deferred tax asset valuation allowance because of a history of positive earnings and the expected continuation of positive earnings, both of which were strong positive evidence supporting the realization of all existing deferred tax assets. The effective rate for 1998 was reduced to reflect the reversal of the valuation allowance for the estimated benefit of recognizing certain tax credits previously thought to be unrealizable (see "Deferred Tax Assets").

EXTRAORDINARY ITEM

     As a result of the Acquisition in 1999, the Company terminated its line-of-credit facility with The First National Bank of Chicago and recognized an extraordinary loss of $0.4 million ($0.3 million after the related income tax benefit of $0.1 million). This loss represents the write-off of deferred financing costs (see "Liquidity and Capital Resources").

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

       The Company adopted SOP 98-5 during the first quarter of 1999, which resulted in a one-time write-off of deferred pre-opening costs totaling $1.2 million ($0.7 million after the related income tax benefit of $0.5 million). The SOP requires pre-opening costs to be expensed as incurred in 1999 and beyond.

NET INCOME

     The Company's net income decreased by $12.7 million to $10.4 million. This decrease reflects Acquisition-related compensation costs and higher net interest expense, offset by the reversal of the deferred tax asset valuation allowance.

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

AIRPORTS

     Airport segment revenues increased 7.5% to $1,028.8 million in 1998 from $956.7 million in 1997.

     Airport concession revenues were up $72.0 million, or 7.9%, to $985.5 million for fiscal year 1998. Domestic airport concession revenues grew 8.1%, to $918.6 million for 1998, with passenger enplanements up an estimated 1.7% over 1997 and revenue per enplaned passenger up 6.3%. RPE is the primary measure of how effective the Company is at capturing potential customers and increasing customer spending. Moderate increases in menu prices, the opening of new branded concepts at a number of the Company's larger locations, including Miami, Los Angeles, San Francisco, Minneapolis and Cleveland, and various real estate maximization efforts contributed to the growth in RPE. International airport revenues were up 5.2% to $66.9 million. The opening of the Company's operations at the Montreal International Airport - Dorval in Canada during 1997 contributed to the increase in international airport revenues. International results were affected by exchange rate fluctuations and by weaker enplanements stemming from the slowdown in the Asian economy. The slowdown in the Asian economy also had a negative impact on a number of the Company's duty-free operations in several key gateway airports in the United States.

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

SHOPPING MALLS

     Shopping mall food court concession revenues increased $6.7 million to $22.1 million in 1998 due to the opening of new shopping mall food court concessions. Results were below expectations at one regional mall project where the operating real estate is being phased in to the Company over several years.

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

OPERATING COSTS AND EXPENSES

     The Company's total operating costs and expenses increased to 95.2% of total revenues compared with 94.2% of total revenues in 1997. The operating profit margin decreased to 4.8% in 1998 compared with 5.8% in 1997 and reflected a 60 basis point increase in the cost of sales margin and a 60 basis point increase in the payroll margin. Further constraints on the operating profit margin included significant facility construction at several key airports, shopping mall start-up activities and Year 2000 costs. Several initiatives were put in place to focus on loss prevention, recruiting and associate selection, development and training. The Company also began evaluating new ways to better leverage its size through technology and process changes.

     Cost of sales increased 9.9% above 1997 to $362.2 million, reflecting a 60 basis point increase in the cost of sales margin, which totaled 29.4%. The margins are influenced by a mix shift to higher cost of product concepts, such as Starbucks, and the lowering of menu prices as part of large new contract renewals in 1998. In addition, the Company experienced commodity cost increases in produce, premium coffee beans and dairy products when comparing 1998 and 1997.

     Payroll and benefits totaled $371.5 million during 1998, a 9.8% increase over 1997. Payroll and benefits as a percentage of total revenues increased 60 basis points to 30.2%. The increase in the payroll and benefits margin reflected the impact of the Northwest Airline's pilots strike, which, despite the Company's short-term layoffs, more than offset benefits from the use of labor scheduling software and the implementation of store manager training programs. In addition, payroll margins increased due to construction of new concessions at several airports and to slight tightening in local labor markets.

     Rent expense totaled $188.5 million for 1998, an increase of 4.7% from 1997. Rent expense as a percentage of total revenues decreased 40 basis points in 1998 to 15.3%. Contract rent expense determined as a percentage of revenues decreased during 1998 and can be attributed to sales increases on contracts with fixed rental rates and new or renewed contracts with favorable rent margins.

     Royalties expense for 1998 increased by 13.8% to $25.6 million. As a percentage of total revenues, royalties expense increased 10 basis points to 2.1%. The increase in royalties expense reflected the Company's continued introduction of branded concepts to its airport concessions operations and the continued expansion into the heavily branded shopping mall food court concessions business. Royalties expense as a percentage of branded sales averaged 6.0% in 1998 compared with 6.3% in 1997, and reflected the addition of branded concepts with lower-than-average royalty percentages. Branded facilities generate higher sales per square foot, contribute toward increased RPE, and position the Company to win and retain concession contracts.

     Depreciation and amortization expense, excluding $2.0 million of corporate depreciation on property and equipment, which is included as a component of general and administrative expenses, was $52.3 million for 1998, up 5.4%, excluding $1.7 million of corporate depreciation on property and equipment for 1997. Increased depreciation related to contract extensions, the buildout of new branded locations and amortization of pre-opening costs for new mall contracts was partially offset by lower depreciation related to the write-down of one impaired airport unit in the fourth quarter of 1997.

     General and administrative expenses were $58.0 million for 1998, an increase of 6.8%. Approximately half of the increase related to $1.1 million in external costs and approximately $0.8 million of internal costs relating to the Company's Year 2000 compliance program. The level of corporate expenses incurred during 1998 also reflected increased costs related to annual salary increases and some additional corporate resources to focus on growth initiatives.

     Other operating expenses, which include utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, increased 3.5% to $109.2 million total for 1998. Other operating expenses as a percentage of total revenues decreased 30 basis points and reflected operating leverage from revenue growth.

UNUSUAL ITEMS

o During 1998, the Company determined that its investment in an internally used software system was partially impaired because all of the purchased modules of the system that were originally intended to provide operating efficiencies could not be fully implemented. As a result, the Company recorded a partial write-down of $3.5 million of the remaining $5.5 million book value of the system. Also during 1998, the Company determined that its investment in a shopping mall food court contract was fully impaired and recorded a write-down of $2.4 million. The food court contract was a regional mall where the operating real estate under the contract is being phased in to the Company over several years. Customer traffic and capture rates at this mall were well below the Company's expectations and insufficient to support the number of concepts developed (see "Impairments of Long-Lived Assets").

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

o During 1998 and 1997, the Company recognized the expected utilization of $11.1 million and $1.9 million, respectively, of certain tax credits previously considered unrealizable, resulting in a reduction in the deferred tax asset valuation allowance.

o The 1997 results include a $3.9 million reversal of substantially all of the remaining restructuring reserves to reflect the conclusion of the restructuring plan created in 1995 (see "1995 Restructuring").

OPERATING PROFIT

     Operating profit, excluding unusual items, decreased 2.6% to $64.7 million. The overall operating profit margin, excluding general and administrative expenses and unusual items, decreased to 10.0% in 1998 compared with 10.5% in 1997. This decrease was largely due to the negative effects of the Northwest Airlines' strike and the Asian economic slowdown. The remaining decrease in the operating profit margin resulted from increases in the cost of sales and payroll margins, offset by lower rent and other operating cost margins. Operating profit for airports, prior to the allocation of corporate general and administrative expenses and excluding unusual items, was $99.2 million and $98.1 million for 1998 and 1997, respectively. Operating profit for travel plazas, excluding general and administrative expenses and unusual items, was $24.5 million and $21.3 million for 1998 and 1997, respectively. Operating loss for the shopping mall segment, excluding general and administrative expenses and unusual items, totaled $1.0 million in 1998 compared with operating profits of $1.3 million for 1997.

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

INCOME TAXES

     The benefit for income taxes for 1998 totaled $2.5 million compared with a provision for income taxes of $9.7 million for 1997. The effective tax rate was (12.2)% and 33.0% for 1998 and 1997, respectively. The effective tax rates reflected the recognition of $11.1 million and $1.9 million of certain purchase business combination tax credits previously considered unrealizable in 1998 and 1997, respectively (see "Deferred Tax Assets").

NET INCOME

     The Company's net income increased 17.9% to $23.1 million. This increase reflected the benefit from recognizing certain tax credits previously thought to be unrealizable, which was offset by a decrease in operating profit, write-downs of certain long-lived assets and lower interest income.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its ongoing capital expenditures, debt-service requirements and Host Marriott Services' treasury share purchases from cash flow generated from ongoing operations and current cash balances. The Company has more recently drawn on existing credit facilities and borrowed funds from Host Marriott Tollroads to fund increased capital spending and from Host Marriott Services to fund the settlement of Acquisition-related deferred cash awards. Given the Company's expected capital requirements in 1999 and 2000, the existing favorable interest rate environment and the benefits of increased financial flexibility for capital investment targets, the Company proceeded with a debt refinancing plan in the second quarter of 1999, including a cash tender offer for its Senior Notes. As a result of the Acquisition, the tender offer and consent solicitation for the Senior Notes were terminated, resulting in the recognition of $1.2 million of related expenses. In connection with the Acquisition, Host Marriott Services assumed the debt associated with the funding of the Acquisition. The Company and its subsidiaries, however, did not assume any of the debt and are not obligated in any manner related to the debt.

     The Company's Senior Notes, which will mature in May 2005, were issued at par and have a fixed coupon rate of 9.5%. The Senior Notes can be called beginning in May 2000 at a price of 103.56%, declining to par in May 2003.

     The Company presently contemplates the call of all of the Senior Notes in May 2000, and any such call to be consistent with the terms of the Senior Notes and the prevailing business and market conditions. Subsequent to the Senior Notes being called, debt funding will be provided by equity and an intercompany loan from Host Marriott Services, which will use funding provided by Autogrill SpA. As of March 22, 2000, Autogrill Overseas S.A. had purchased $174.5 million of the Senior Notes and Host Marriott Services had purchased $11.2 million of the Senior Notes at market price.

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

     Prior to the Acquisition, The First National Bank of Chicago, as agent for a group of participating lenders, provided credit facilities (the "Facilities") to the Company consisting of a $75.0 million revolving credit facility and a $25.0 million letter of credit facility. As a result of the Acquisition, the Company terminated its Facilities with The First National Bank of Chicago and obtained a temporary facility from CARIPLO - Cassa di Risparmio delle Provincie Lombarde SpA. The $10.0 million revolving credit facility (the "Temporary Facility") has a sublimit of $5.0 million for standby letters of credit, is payable upon demand and matures March 31, 2000. The Company plans to extend the Temporary Facility for one year. The Temporary Facility provides for working capital and can be used for general corporate purposes. As of the end of 1999, there was no outstanding balance on the Temporary Facility.

     During the fourth quarter of 1999, the Company signed a promissory note with SanPaolo IMI SpA, for an uncommitted, unsecured, temporary credit facility (the "New Facility") equal to 370 billion Lire, or approximately $193.0 million as of the date of the agreement. The New Facility provides for working capital, matures August 31, 2001, accrues interest at Libor plus 12.5 basis points and provides for the issuance of stand-by letters of credit for up to one year. As of the end of 1999, there was $38.0 million of outstanding indebtedness under the New Facility, at an average interest rate of 5.77%. The New Facility is guaranteed by Autogrill International S.A., an affiliated company of Host Marriott Services.

     The loan agreements related to the terminated Facilities contained dividend and stock retirement covenants that were substantially similar to those set forth in the Senior Notes Indenture, and provided that dividends payable to Host Marriott Services were limited to 25% of the Company's consolidated net income, as defined in the loan agreements. In compliance with the Facilities, the Company paid $6.5 million of dividends to Host Marriott Services during 1999 and $5.6 million of dividends in 1998.

     During 1999, an international subsidiary of the Company was granted a $7.5 million credit facility by ABN AMRO Bank N.V. consisting of a $6.1 million overdraft facility with a variable interest rate until February 1, 2002 and a five-year loan of $1.4 million to fund business activities, including planned capital expenditures. As of the end of 1999, no funds had been drawn on the facility.

     During 1999, Host Marriott Tollroads granted up to $20.0 million of short-term, non-recourse borrowings to the Company with a variable interest rate. As of the end of 1999, the Company had borrowings outstanding of $16.5 million at an average interest rate of 6.26%.

     Also during 1999, the Company borrowed $11.8 million from Host Marriott Services in the form of a non-recourse loan to fund the cash settlement of stock plan awards converted to cash awards during the year. At the end of 1999, the balance due Host Marriott Services was $10.3 million at an average interest rate of 5.88%.

     The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital and deferred income taxes, totaled $86.5 million for 1999, $88.1 million for 1998, and $78.1 million for 1997, respectively.

     The primary uses of cash in investing activities is for capital expenditures. The Company incurs capital expenditures to build out new facilities, to expand or reposition existing facilities and to maintain the quality and operations of existing facilities. The Company's capital expenditures in 1999, 1998 and 1997 totaled $120.4 million, $95.6 million and $66.0 million, respectively.

     The Company's cash provided by financing activities in 1999 was $42.3 million compared with cash provided by financing activities of $3.0 million in 1998 and cash used in financing activities of $4.0 million in 1997. The Company had cash inflows from line-of credit borrowings totaling $26.4 million and short-term borrowings from Host Marriott Tollroads and Host Marriott Services totaling $32.5 million. Cash outflows for 1999 include dividends to Host Marriott Services of $6.5 million, repayments of intercompany borrowings of $5.7 million, repayments of long-term debt of $1.2 million, repayments of capital lease obligations of $0.5 million and the settlement of the Company's obligation to pay for the 1998 exercise of nonqualified stock options and the 1998 release of deferred stock incentive shares held by certain former employees of Host Marriott Corporation of $1.7 million and other of $1.0 million.

     Cash provided by financing activities in 1998 included cash inflows from the line-of-credit borrowings totaling $11.6 million and proceeds from the issuance of debt of $1.4 million, offset by $5.6 million of dividends paid to Host Marriott Services, a $3.5 million payment of the Company's obligation to pay for the 1997 exercise of nonqualified stock options and the 1997 release of deferred stock incentive shares held by certain former employees of Host Marriott Corporation as well as $1.1 million of debt repayments and $0.2 million of capital lease repayments.

     The Company's consolidated earnings before net interest, taxes, depreciation, amortization and other non-cash items ("EBITDA") was $99.3 million in 1999 compared with $119.0 million in 1998 and $119.9 million in 1997. The EBITDA margin decreased by 2.4% to 7.3% of revenues from 9.7% in 1998 and 10.5% in 1997. The Company's cash interest coverage ratio (defined as EBITDA to interest expense less amortization of deferred financing costs) was 2.5 to 1.0 in 1999 compared with 3.1 to 1.0 in 1998 and 3.2 to 1.0 in 1997. The Company considers EBITDA to be a meaningful measure for assessing operating performance. EBITDA can be used to measure the Company's ability to service debt, fund capital investments and expand its business. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP"). The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

The following is a reconciliation of net income to EBITDA:

       ---------------------------------------------------- -------------- -------------- ---------------

                                                                1999           1998            1997
       ---------------------------------------------------- -------------- -------------- ---------------

                                                                           (IN MILLIONS)

       NET INCOME                                               $   10.4       $   23.1         $   19.6
       Interest, net                                                41.0           38.2             36.8
       (Benefit) provision for income taxes                        (15.2)          (2.5)             9.7
       Depreciation and amortization                                65.8           54.3             51.3
       Unusual items,  extraordinary items, net and change
           in accounting principle, net                              2.9            5.9              0.3
       Other non-cash items                                         (5.6)           ---              2.2
       ---------------------------------------------------- -------------- -------------- ---------------

       EBITDA                                                    $  99.3       $  119.0         $  119.9
       ---------------------------------------------------- -------------- -------------- ---------------

     The Senior Notes Indenture and the Facilities require interest income to be included in the EBITDA calculation. Under this definition, EBITDA totaled $100.0 million, $120.7 million and $122.9 million for 1999, 1998 and 1997, respectively.

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

     During 1999, the Company determined that its investment in a shopping mall food court contract was fully impaired and recorded a write-down of $1.9 million. The full impairment was a result of lower than expected customer traffic and capture rates that were inadequate to support the number of concepts developed.

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

DEFERRED TAX ASSETS

     The Company has recognized net assets of $94.1 million and $79.7 million at December 31, 1999 and January 1, 1999, respectively, related to deferred taxes, which generally represent tax credit carryforwards and tax effects of future available deductions from taxable income.

     Management has considered various factors as described below and believes that the Company's recognized net deferred tax assets are more likely than not to be realized.

     Realization of the net deferred tax assets are dependent on the Company's ability to generate future taxable income. During the period 1995 to 1999, the Company would have generated taxable and pretax book income in each year and cumulative taxable and pretax book income for this period of $142.0 million and $71.7 million, respectively, after adjusting for the pro forma effects of certain transfers related to the Distribution and for unusual income and charges. The relationship of pretax book income and taxable income is expected to continue indefinitely, with future originating temporary differences offsetting the reversal of existing temporary differences. The Company's deferred tax assets primarily relate to temporary differences for property and equipment, accrued rent and reserves and to alternative minimum tax and general business tax credit carryforwards. All of these items represent future reductions in the Company's regular tax liabilities.

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

       At the time of Host Marriott Services' spin-off from Host Marriott Corporation, the Company established a valuation allowance against its deferred tax assets. The Company determined that it was more likely than not that a portion of its deferred tax assets would not be realized based on the Company's three-year trend of operating losses. At the end of the second quarter of 1999, the Company had approximately $13.9 million of valuation allowance recorded on the balance sheet.

     Due to the seasonal nature of its business, the third quarter of each year historically produces a significant portion of the Company's operating profit. The Company generated taxable income for each of the three fiscal years since the spin-off and, exclusive of expenses related to the Acquisition, the Company generated taxable income through the end of 1999. This trend is expected to continue. The positive earnings history and its expected continuation are strong positive evidence supporting the realization of all existing deferred tax assets. Therefore, as of the end of the third quarter of 1999, the Company reversed the entire $13.9 million valuation allowance.

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

SHAREHOLDER'S DEFICIT

     The level of long-term debt distributed to the Company in connection with its spin-off from Host Marriott was based on the Company's ability to generate sufficient operating cash flow to service the Senior Notes. The level of distributed long-term debt resulted in the Company reflecting a shareholder's deficit of $85.2 million and $94.4 million as of December 31, 1999 and January 1, 1999, respectively.

INFLATION

     The Company's expenses are affected by inflation. While price increases generally can be instituted as inflation occurs, most contracts require landlord approval before prices can be increased, which may temporarily have an adverse impact on profit margins. Management believes that over time, however, the Company will be able to raise prices and sustain profit margins.

ACCOUNTING PERIOD

     The Company's 1999, 1998 and 1997 fiscal years each contained 52 weeks. The Company's fiscal year ends on the Friday nearest to December 31.

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

     This report, the Company's other reports filed with the Securities and Exchange Commission and its public statements and press releases may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning the Company's outlook for 2000 and beyond; the growth in total revenue and earnings in 2000 and subsequent years; world-wide enplanement growth; anticipated retention rates of existing contracts; capital spending plans; projected cash flows from certain operating units; business strategies and their anticipated results; and similar statements concerning future events and expectations that are not historical facts.

     These forward-looking statements are subject to numerous risks and uncertainties, including the effects of seasonality, airline and tollroad industry fundamentals and general economic conditions (including commodity prices), competitive forces within the food, beverage and retail concessions industries, the availability of cash flow to fund future capital expenditures, government regulation and the potential adverse impact of union labor strikes on operations. Forward-looking statements are inherently uncertain, and investors must recognize that actual results could differ materially from those expressed or implied by the statements.

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

     INDUSTRY FUNDAMENTALS AND GENERAL ECONOMIC CONDITIONS. The Company could be adversely affected during inflationary periods. If operating expenses increase in the future due to inflation, the Company can recover some of the increased costs by increasing menu prices. However, most contracts require landlord approval before prices can be increased, which could reduce profit margins. In addition, a significant recession could reduce air travel or cause users of the Company's facilities to cancel, reduce or postpone their use of the facilities or cause patrons to reduce their spending on food, beverage and merchandise while at such facilities.

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

OTHER MATTERS

     The Company addressed Year 2000 issues with action plans for its: (1) information systems, (2) embedded chip systems, including equipment that operates such items as the Company's freezers, air conditioning and cooling systems, fryers and security systems, (3) third-party (vendor and supplier) relationships and (4) contingency planning.

     The Company established a Year 2000 Project Team, headed by the Chief Information Officer, who reports to the Chief Financial Officer, to resolve significant Year 2000 issues in a timely manner as they were identified. The project steering team included executive management and employees with expertise from various disciplines including information technology, finance, internal audit, legal and operations. In addition, the Company retained the services of consulting firms with particular expertise in the Year 2000 problem. As a result of its efforts, the Company experienced no material adverse effects from the Year 2000 problem during the transition period from December 31, 1999 to January 1, 2000.

     INFORMATION SYSTEMS. The Company identified 20 internal systems that required correction. The Company resolved Year 2000 issues through replacement of equipment, modification of software and replacement of certain software systems. For mission critical systems, third-party experts were engaged to verify Year 2000 compliance testing. All mission critical information technology systems are Year 2000 compliant.

     EMBEDDED SYSTEMS. A comprehensive inventory of the Company's mission critical and date-sensitive embedded systems was completed for all of the Company's locations. All manufacturers of inventoried components utilized in the operations were contacted in order to determine whether the components are Year 2000 compliant. The Company remediated or replaced, as applicable, any identified non-compliant mission critical systems. Due to the quality of the responses received from manufacturers, the advice of the Company's Year 2000 technical consultants and the estimated minimal impact of the individual systems on the Company, the Company did not conduct independent testing of embedded systems.

     THIRD-PARTY RELATIONSHIPS. Formal communications with all critical third parties were conducted to determine potential exposure which would result in their failure to remediate their own Year 2000 issues. These third parties included the Company's supply chain, airport authorities, financial institutions and utility companies. New business relationships with alternate providers of products and services were considered when deemed necessary.

     RISKS/CONTINGENCY PLANS. As part of the Company's normal business practice, it maintains plans to follow during emergency circumstances, some of which could have arisen from Year 2000-related problems. The Company's contingency planning for the Year 2000 addressed various alternatives and included assessing a variety of scenarios to which the Company might have been required to react. Each individual location developed a contingency plan for the impact of Year 2000 business interruptions. The Company's operations are geographically dispersed and it has a large supplier base, which would have mitigated any adverse impact resulting from supplier problems.

     FINANCIAL IMPLICATIONS. During 1999, approximately $2.6 million in external costs and approximately $1.1 million in internal costs were incurred relating to Year 2000 implementation compared with approximately $1.1 million in external costs and approximately $0.8 million in internal costs in 1998.

     The  statements   contained  in  this  section  are  "Year  2000  Readiness
Disclosures" as provided for in the Year 2000 Information and Readiness Disclosure Act.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices, which could impact results of operations and financial condition. Changes in market interest rates over the next year would not materially impact earnings or cash flow as the Company's cash investments are short-term, interest rates under the revolving credit facilities are short-term and the interest rates on the long-term debt are fixed. The Company's exposure to changes in foreign currency exchange rates is not material to earnings or cash flows. Due to the Company's wide variety of product offerings and diverse brand portfolio, the Company would not expect fluctuations in commodity prices to be material to earnings or cash flows.

     The fair value of fixed rate long-term debt is sensitive to changes in interest rates, which would result in gains or losses in the market value of this debt due to differences between the market interest rates and rates at the inception of the debt obligation. Based on a hypothetical immediate 150 basis point increase in interest rates at the end of fiscal years 1999 and 1998, the market value of fixed rate long-term debt would result in a net decrease of $27.1 million and $28.7 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of fixed rate long-term debt outstanding at the end of fiscal years 1999 and 1998 of $26.0 million and $32.1 million, respectively. Changes in fair value of the Company's long-term debt does not impact earnings or cash flows.

     Through the end of 1999, the Company had the ability to borrow up to approximately $193.0 million against an uncommitted, unsecured credit facility. As of the end of 1999, borrowings outstanding under the revolving credit facility totaled $38.0 million. The average balance was $3.3 million for 1999 at an average interest rate of 5.77%. A hypothetical 10% increase or decrease in interest rates would not have a material effect on earnings for 1999.

     Through the end of 1999, the Company had the ability to borrow up to $10 million against a temporary revolving credit facility. As of the end of 1999, the Company had not drawn on this facility.

     Through the end of 1999, the Company had the ability to borrow up to $20.0 million in short-term borrowings from Host Marriott Tollroads. As of the end of 1999, the Company had outstanding borrowings of $16.5 million. The average balance was $2.9 million for 1999 at an average interest rate of 6.26%. A hypothetical 10% increase or decrease in interest rates would not have a material effect on earnings for 1999.

     Through the end of 1999, the Company had an outstanding balance due to Host Marriott Services of $10.3 million. The average balance was $11.2 million for 1999 at an average interest rate of 5.88%. A hypothetical 10% increase or decrease in interest rates would not have a material effect on earnings for 1999.

     An international subsidiary of the Company has the ability to borrow up to $6.1 million against an overdraft facility. As of the end of 1999 and during the past 12 months, no funds had been drawn on the facility.

     Significant changes in commodity prices could impact future operating profit margins and cash flows. The Company has the ability to recover from sharp increases in commodity prices by increasing its menu prices. However, in some instances, increases in menu prices require prior landlord approval, which would cause a delay in the Company's ability to react to significant changes in commodity prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial information is included on the pages indicated.

                                                                        PAGE(S)
                                                                        -------
Report of Independent Public Accountants                                  28

Consolidated Balance Sheets as of December 31, 1999
     and January 1, 1999                                                  29

Consolidated Statements of Operations for the Fiscal Years Ended
     December 31, 1999, January 1, 1999 and January 2, 1998               30

Consolidated Statements of Cash Flows for the Fiscal Years Ended
     December 31, 1999, January 1, 1999 and January 2, 1998               31

Consolidated Statements of Shareholder's Deficit for the Fiscal
     Years Ended December 31, 1999, January 1, 1999 and
     January 2, 1998                                                      32

Notes to Consolidated Financial Statements                              33 - 49

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of Host International, Inc.:



        We have audited the accompanying consolidated balance sheets of Host International, Inc. and subsidiaries, as of December 31, 1999 and January 1, 1999, and the related consolidated statements of operations, cash flows and shareholder's deficit for each of the three fiscal years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host International, Inc. and subsidiaries as of December 31, 1999 and January 1, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP
Vienna, Virginia
March 14, 2000

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1999 AND JANUARY 1, 1999

--------------------------------------------------------------------------- ----------------- ----------------

                                                                                  1999             1998
--------------------------------------------------------------------------- ----------------- ----------------

                                                                                     (IN MILLIONS)

                                  ASSETS

Current assets:
   Cash and cash equivalents                                                        $  34.7          $  33.1
   Accounts receivable, net                                                            36.5             28.8
   Inventories                                                                         39.9             38.1
   Deferred income taxes                                                               14.3             19.7
   Prepaid rent                                                                         9.7              7.4
   Other current assets                                                                21.2              6.7
--------------------------------------------------------------------------- ----------------- ----------------
   Total current assets                                                               156.3            133.8

Property and equipment, net                                                           343.6            290.2
Intangible assets, net                                                                 23.0             25.5
Deferred income taxes                                                                  79.8             60.0
Other assets                                                                           20.3             21.2
--------------------------------------------------------------------------- ----------------- ----------------

Total assets                                                                        $ 623.0          $ 530.7
--------------------------------------------------------------------------- ----------------- ----------------

                  LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
   Accounts payable                                                                 $  87.2          $  75.8
   Accrued payroll and benefits                                                        60.9             44.5
   Accrued interest payable                                                             4.8              4.8
   Current portion of long-term debt                                                    1.3              1.1
   Borrowings under line-of-credit agreement                                           38.0             11.6
   Short-term borrowings from Host Marriott Tollroads, Inc.                            16.5              ---
   Short-term borrowings from Host Marriott Services Corporation                       10.3              ---
   Other current liabilities                                                           34.9             35.2
--------------------------------------------------------------------------- ----------------- ----------------
   Total current liabilities                                                          253.9            173.0

Long-term debt                                                                        405.0            405.9
Other liabilities                                                                      49.3             46.2
--------------------------------------------------------------------------- ----------------- ----------------
Total liabilities                                                                     708.2            625.1

Common stock, no par value, 100 shares authorized,
   issued and outstanding                                                               ---              ---
Accumulated other comprehensive (loss) income                                          (0.9)             0.1
Retained deficit                                                                      (84.3)           (94.5)
--------------------------------------------------------------------------- ----------------- ----------------
   Total shareholder's deficit                                                        (85.2)           (94.4)
--------------------------------------------------------------------------- ----------------- ----------------

Total liabilities and shareholder's deficit                                         $ 623.0          $ 530.7
--------------------------------------------------------------------------- ----------------- ----------------




           See notes to the consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 1999, JANUARY 1, 1999 AND JANUARY 2, 1998

-------------------------------------------------------------------- ---------------- ----------------- ----------------

                                                                          1999              1998             1997
-------------------------------------------------------------------- ---------------- ----------------- ----------------

                                                                                       (IN MILLIONS)

REVENUES                                                                   $1,360.7          $1,232.0         $1,146.3
-------------------------------------------------------------------- ---------------- ----------------- ----------------

OPERATING COSTS AND EXPENSES

   Cost of sales                                                              391.4             362.2            329.6
   Payroll and benefits                                                       417.2             371.5            338.4
   Rent                                                                       199.5             188.5            180.0
   Royalties                                                                   30.2              25.6             22.5
   Depreciation and amortization                                               64.1              52.3             49.6
   Write-downs of long-lived assets                                             1.9               5.9              4.2
   Special charges                                                             22.6               ---              ---
   Reversal of restructuring charges                                            ---               ---             (3.9)
   General and administrative                                                  75.3              58.0             54.3
   Other                                                                      121.3             109.2            105.5
-------------------------------------------------------------------- ---------------- ----------------- ----------------
Total operating costs and expenses                                          1,323.5           1,173.2          1,080.2

OPERATING PROFIT                                                               37.2              58.8             66.1

   Interest expense                                                           (41.7)            (39.9)           (39.8)
   Interest income                                                              0.7               1.7              3.0
-------------------------------------------------------------------- ---------------- ----------------- ----------------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
                                                                               (3.8)             20.6             29.3

(Benefit) provision for income taxes                                          (15.2)             (2.5)             9.7
-------------------------------------------------------------------- ---------------- ----------------- ----------------

Income before extraordinary item and cumulative effect of change
   in accounting principle                                                     11.4              23.1             19.6
Extraordinary item--loss on extinguishment of debt, net of tax
   benefit of $0.1 million                                                     (0.3)              ---              ---
Cumulative effect of change in accounting for start-up activities,
   net of tax benefit of $0.5 million                                          (0.7)              ---              ---
-------------------------------------------------------------------- ---------------- ----------------- ----------------

NET INCOME                                                                 $   10.4          $   23.1         $   19.6
-------------------------------------------------------------------- ---------------- ----------------- ----------------






          See notes to the consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED DECEMBER 31, 1999, JANUARY 1, 1999 AND JANUARY 2, 1998

                                                                              1999          1998             1997
--------------------------------------------------------------------------- --------- ----------------- ----------------

                                                                                           (IN MILLIONS)

OPERATING ACTIVITIES

Net income                                                                     $ 10.4            $ 23.1         $ 19.6
Cumulative effect of change in accounting principle, net of taxes                 0.7               ---            ---
Extraordinary item, net of taxes                                                  0.3               ---            ---
--------------------------------------------------------------------------- ----------- ----------------- --------------
                                                                                 11.4              23.1           19.6

Adjustments to reconcile cash from operations:

   Depreciation and amortization                                                 65.8              54.3           51.3
   Deferred financing                                                             1.3               1.3            1.3
   Deferred income taxes                                                        (14.4)            (11.5)          10.5
   Write-downs of long-lived assets                                               1.9               5.9            4.2
   Reversal of restructuring charges                                              ---               ---           (3.9)
   Other                                                                          6.1               3.5            5.6

   Working capital changes:
        (Increase) decrease in accounts receivable                               (6.0)             (4.7)           5.4
        (Increase) decrease in inventories                                       (2.5)             (0.4)           1.5
        Increase in other current assets                                        (12.4)             (2.1)          (5.7)
        Increase (decrease) in accounts payable and accruals                     23.8               4.3          (43.9)
--------------------------------------------------------------------------- ----------- ----------------- --------------

Cash provided by operations                                                      75.0              73.7           45.9
--------------------------------------------------------------------------- ----------- ----------------- --------------

INVESTING ACTIVITIES

Capital expenditures                                                           (120.4)            (95.6)         (66.0)
Other, net                                                                        4.7              (8.3)          (8.7)
--------------------------------------------------------------------------- ----------- ----------------- --------------

Cash used in investing activities                                              (115.7)           (103.9)         (74.7)
--------------------------------------------------------------------------- ----------- ----------------- --------------

FINANCING ACTIVITIES

Repayments of long-term debt                                                     (1.2)             (0.9)          (1.6)
Issuance of long-term debt                                                        ---               1.4            ---
Repayment of capital lease obligation                                            (0.5)             (0.2)          (0.1)
Net borrowings under line-of-credit agreement                                    26.4              11.6            ---
Proceeds from intercompany short-term borrowings                                 32.5              10.0            ---
Repayment of intercompany short-term borrowings                                  (5.7)            (10.0)           ---
Payment to Host Marriott Corporation for Marriott  International
   options and deferred shares                                                   (1.7)             (3.5)          (2.2)
Dividends to Host Marriott Services                                              (6.5)             (5.6)           ---
Other                                                                            (1.0)              0.2           (0.1)
--------------------------------------------------------------------------- ----------- ----------------- --------------

Cash provided by (used in) financing activities                                  42.3               3.0           (4.0)
--------------------------------------------------------------------------- ----------- ----------------- --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1.6             (27.2)         (32.8)

CASH AND CASH EQUIVALENTS, beginning of year                                     33.1              60.3           93.1
--------------------------------------------------------------------------- ----------- ----------------- --------------

CASH AND CASH EQUIVALENTS, end of year                                         $ 34.7            $ 33.1         $ 60.3
--------------------------------------------------------------------------- ----------- ----------------- --------------

              See notes to the consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT

FISCAL YEARS ENDED DECEMBER 31, 1999, JANUARY 1, 1999 AND JANUARY 2, 1998 (IN MILLIONS)

--------------------------------------------------------------- ------------ ------------- ------------------ ------------

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                                  COMMON       RETAINED      COMPREHENSIVE
                                                                   STOCK       DEFICIT       INCOME (LOSS)       TOTAL

--------------------------------------------------------------- ------------ ------------- ------------------ ------------

Balance, January 3, 1997                                            $  ---      $ (130.0)              $---     $ (130.0)

Comprehensive income:
   Net income                                                          ---          19.6                ---         19.6
   Foreign currency translation adjustments                            ---           ---               (0.1)        (0.1)
--------------------------------------------------------------- ------------ ------------- ------------------ ------------
Total comprehensive income                                             ---          19.6               (0.1)        19.5

Deferred compensation                                                  ---           1.4                ---          1.4
Payment to Host Marriott Corporation for Marriott
   International options and deferred shares                           ---          (2.2)               ---         (2.2)
--------------------------------------------------------------- ------------ ------------- ------------------ ------------
Balance, January 2, 1998                                               ---        (111.2)              (0.1)      (111.3)

Comprehensive income:
   Net income                                                          ---          23.1                ---         23.1
   Foreign currency translation adjustments                            ---           ---                0.2          0.2
--------------------------------------------------------------- ------------ ------------- ------------------ ------------
Total comprehensive income                                             ---          23.1                0.2         23.3

Deferred compensation                                                  ---           2.7                ---          2.7
Payment to Host Marriott Corporation for Marriott
   International options and deferred shares                           ---          (3.5)               ---         (3.5)
Dividend to Host Marriott Services                                     ---          (5.6)               ---         (5.6)
--------------------------------------------------------------- ------------ ------------- ------------------ ------------
Balance, January 1, 1999                                               ---         (94.5)               0.1        (94.4)

Comprehensive income:
   Net income                                                          ---          10.4                ---         10.4
   Foreign currency translation adjustments                            ---           ---               (1.0)        (1.0)
--------------------------------------------------------------- ------------ ------------- ------------------ ------------
Total comprehensive income                                             ---          10.4               (1.0)         9.4

Deferred compensation                                                  ---           5.9                ---          5.9
Income tax benefit from restricted stock and stock options             ---           2.1                ---          2.1
Payment to Host Marriott Corporation for Marriott
   International options and deferred shares                           ---          (1.7)               ---         (1.7)
Dividend to Host Marriott Services                                     ---          (6.5)               ---         (6.5)
--------------------------------------------------------------- ------------ ------------- ------------------ ------------
Balance, December 31, 1999                                          $  ---       $ (84.3)            $ (0.9)    $  (85.2)
--------------------------------------------------------------- ------------ ------------- ------------------ ------------







              See notes to the consolidated financial statements.

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Prior to December 21, 1995, Host International, Inc. (a Delaware corporation - the "Company") was a wholly-owned subsidiary of Host Marriott Travel Plazas, Inc. ("HMTP"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"), and operated most of the airport, travel plaza and sports and entertainment concessions facilities of Host Marriott. On December 21, 1995, HMTP was merged into the Company with the Company emerging as the surviving entity. Pursuant to the merger, the Company became the operator or manager of all of the food, beverage and merchandise concessions businesses in travel and entertainment venues of Host Marriott. The Company also became the obligor on the $400.0 million of senior notes, due in 2005 (the "Senior Notes"), which were issued by HMTP in May 1995 (see Note 5).

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

ACQUISITION OF HOST MARRIOTT SERVICES

Host Marriott Services was acquired by Autogrill SpA ("Autogrill") on September 1, 1999 (the "Acquisition"). Autogrill is the leading food management firm for travel venues in Europe, with operations in Italy, France, Germany, Greece, Belgium, Luxembourg, Spain, Austria and The Netherlands. Host Marriott Services assumed the debt associated with the funding of the Acquisition. The Company and its subsidiaries did not assume and are not obligated to the debt obligations associated with the funding.

     As a result of the Acquisition, Host Marriott Services converted all outstanding stock plan awards into cash awards, some of which were deferred over future vesting periods. The Company recorded the related compensation expenses for cash awards vested as of the end of 1999 (see Note 7).

     The Company had announced a refinancing plan during 1999 that included the launch of a cash tender offer and consent solicitation for its Senior Notes and the acquisition of a new credit facility. In connection with the Acquisition, the tender offer and consent solicitation and the pursuit of the new credit facility were terminated, resulting in the recognition of related expenses (see
Note 5).

DESCRIPTION OF THE BUSINESS

The Company operates or manages restaurants, gift shops and related facilities at 71 airports and 9 off-airport locations, on 13 tollroads (including 92 travel plazas) and in 10 shopping malls. The Company conducts its operations primarily in the United States and manages the travel plaza concessions business of its affiliate, Host Marriott Tollroads, Inc. ("Tollroads"), a wholly-owned subsidiary of Host Marriott Services. The Company also has international operations in the Netherlands, New Zealand, Australia, Canada, Malaysia, Poland and China.

FISCAL YEAR

The Company's fiscal year ends on the Friday nearest to December 31, with fiscal quarters of 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter (except in a 53-week year, which has a 17-week fourth quarter). Fiscal years 1999, 1998 and 1997 include 52 weeks. Fiscal year 1999 ("1999") ended on December 31, 1999, fiscal year 1998 ("1998") ended on January 1, 1999 and fiscal year 1997 ("1997") ended on January 2, 1998.

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

INTANGIBLE ASSETS

Intangible assets consist of goodwill of $4.8 million in 1999 and $4.9 million in 1998, and contract rights of $18.2 million in 1999 and $20.6 million in 1998. These intangibles are amortized on a straight-line basis over periods of 40 years for goodwill and the life of the contract, generally 5 to 15 years, for contract rights. Amortization expense totaled $2.9 million in 1999, $2.7 million in 1998 and $3.3 million in 1997. Accumulated amortization totaled $17.0 million and $15.1 million as of December 31, 1999 and January 1, 1999, respectively.

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

SELF-INSURANCE PROGRAM

Prior to October 1993, Host Marriott was self-insured for certain levels of general liability and workers' compensation. Estimated costs of these self-insurance programs were accrued at present values of projected settlements for known and anticipated claims. Host Marriott's costs for workers' compensation and general liability insurance were allocated to the Company based on specific identification of claims. Host Marriott, including the Company, discontinued its self-insurance program for claims arising subsequent to October 1993. Self-insurance liabilities amounted to $4.4 million and $5.5 million at December 31, 1999 and January 1, 1999, respectively.

FOREIGN CURRENCY TRANSLATION

Results of operations for foreign entities are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in shareholder's deficit as cumulative foreign currency translation adjustments.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards.

NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

During 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-Up Activities." As a result of the adoption of SOP 98-1, the Company capitalized internal payroll and benefits costs of $0.3 million in 1999 that previously would have been expensed. The adoption of SOP 98-5 resulted in a $0.7 million charge, net of tax benefit of $0.5 million, for a change in accounting principle. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" during 1999 and the adoption did not have a material effect on the Company's consolidated financial statements. The Company adopted SFAS No. 130, "Reporting Comprehensive Income," during 1998 and the adoption did not have a material effect on the Company's consolidated financial statements. The Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during 1997. The adoption of these standards did not have a material effect on the Company's consolidated financial statements (see Note 12).

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

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RECLASSIFICATIONS

Certain reclassifications were made to the prior years' financial statements to conform to the 1999 presentation.

2.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

------------------------------------ ---------- -----------
                                       1999        1998
------------------------------------ ---------- -----------

                                         (IN MILLIONS)

Leasehold improvements                $ 462.4     $ 413.5
Furniture and equipment                 245.8       214.4
Construction in progress                 43.5        37.2
------------------------------------ ---------- -----------
Total property and equipment            751.7       665.1
Less:  accumulated depreciation
       and amortization                (408.1)     (374.9)
------------------------------------ ---------- -----------

Property and equipment, net           $ 343.6     $ 290.2
------------------------------------ ---------- -----------

     During 1999, an operating cash flow analysis revealed that the Company's investment in a shopping mall food court was fully impaired. As a result, the Company recognized a non-cash, pretax charge against earnings of $1.9 million. The full impairment was a result of lower than expected customer traffic and capture rates that were inadequate to support the number of concepts developed.

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

3.  INCOME TAXES

The (benefit) provision for income taxes consists of:

--------------------------- -------- ---------- ----------
                             1999      1998       1997
--------------------------- -------- ---------- ----------

                                    (IN MILLIONS)

Current:
   Federal                   $(4.6)    $  6.4      $(3.2)
   Foreign                     1.5        0.2        ---
   State                       1.7        2.4        2.4
--------------------------- -------- ---------- ----------
Total current
   (benefit) provision        (1.4)       9.0       (0.8)
--------------------------- -------- ---------- ----------

Deferred:
   Federal                     1.4        0.8       10.1
   Foreign                     ---        ---        ---
   State                      (1.9)       0.3        2.3
   Decrease in
     valuation allowance     (13.9)     (12.6)      (1.9)
--------------------------- -------- ---------- ----------
Total deferred
   (benefit) provision       (14.4)     (11.5)      10.5
--------------------------- -------- ---------- ----------
Total (benefit) provision   $(15.8)    $ (2.5)     $ 9.7
--------------------------- -------- ---------- ----------

     At the end of 1999, the Company had approximately $10.6 million of alternative minimum tax credit carryforwards that do not expire and $1.2 million of other tax credits that expire through 2019.

     The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and recognizes these benefits only when reassessment indicates that it is more likely than not the benefits will be realized.

     In 1999, the Company assessed its past earnings history and trends, forecasted operating results and expiration dates of carryforwards and has determined that it is more likely than not that the Company will be able to realize all of its deferred tax assets. Therefore, the Company eliminated its entire valuation allowance of $13.9 million.

     In 1998, the Company assessed its past earnings history and trends, forecasted operating results and expiration dates of carryforwards and determined that it was more likely than not that $11.1 million of certain purchase business combination tax credits, previously believed unrealizable, would be realized. The valuation allowance established against these credits was reduced to reflect their probable utilization. The purchase business tax credit carryforwards and the related valuation allowance were further reduced by $1.5 million due to adjustments by the Internal Revenue Service.

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities is as follows:


------------------------------------- --------- ----------
                                        1999      1998
------------------------------------- --------- ----------

                                         (IN MILLIONS)

Deferred tax assets:
   Tax credit carryforwards             $11.8      $18.0
   Property and equipment                62.6       57.7
   Casualty insurance                     8.7        8.7
   Employee benefits                      4.9        0.3
   Accrued rent                           8.3        9.4
   Other                                  3.5        6.7
------------------------------------- --------- ----------
Gross deferred tax assets                99.8      100.8

Less:  valuation allowance                ---      (13.9)
------------------------------------- --------- ----------
Net deferred tax assets                  99.8       86.9
------------------------------------- --------- ----------

Deferred tax liabilities:
   Safe harbor lease investments         (0.5)      (2.2)
   Other deferred tax liabilities        (5.2)      (5.0)
------------------------------------- --------- ----------
Gross deferred tax liabilities           (5.7)      (7.2)
------------------------------------- --------- ----------

Net deferred income taxes               $94.1      $79.7
------------------------------------- --------- ----------

     A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate follows:


-------------------------- ---------- ---------- ----------
                             1999       1998       1997
-------------------------- ---------- ---------- ----------

Statutory Federal
   tax rate                   35.0 %     35.0 %     35.0 %
State income tax, net of
   Federal tax benefit         1.9        4.9        4.9
Tax credits                   25.5        1.3       (3.2)
Change in valuation
   allowance                 259.5      (61.2)      (6.5)
Foreign taxes                (22.3)      (0.7)       ---
Other, net                    (6.2)       8.5        2.8
-------------------------- ---------- ---------- ----------
Effective income
   tax rate                  293.4 %    (12.2)%     33.0 %
-------------------------- ---------- ---------- ----------

     The  Company  files a  consolidated  Federal  income tax  return  with Host
Marriott Services, which includes all of its subsidiaries. The Company made income tax payments, net of funds received, of $6.7 million, $9.1 million and $2.5 million in 1999, 1998 and 1997, respectively.

4.  DETAIL OF OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:


---------------------------------- ---------- ---------
                                     1999       1998
---------------------------------- ---------- ---------

                                      (IN MILLIONS)

Accrued rent                           $ 5.1     $ 8.1
Operating insurance accruals             6.9      10.2
International accruals                   3.8       4.8
Accrued franchise fees                   2.6       2.3
Other                                   16.5       9.8
---------------------------------- ---------- ---------
Total other current liabilities        $34.9     $35.2
---------------------------------- ---------- ---------

5.  DEBT

Debt consists of the following:


------------------------------------ -------- -----------
                                      1999       1998
------------------------------------ -------- -----------

                                        (IN MILLIONS)

Senior Notes with a fixed rate
   of 9.5%, due 2005                   $400.0    $400.0
Capital lease obligations                 0.9       0.3
Short-term borrowing from Host
   Marriott Services                     10.3       ---
Short-term borrowing from Host
   Marriott Tollroads, Inc.              16.5       ---
Other                                     5.4       6.7
------------------------------------ ---------- ---------
Total debt                              433.1     407.0
Less:  current portion                  (28.1)     (1.1)
------------------------------------ ---------- ---------
Total long-term debt                   $405.0    $405.9
------------------------------------ ---------- ---------

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

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

sell certain assets, issue or sell capital stock of the Guarantors and enter into certain mergers and consolidations.

     In connection with the Acquisition, Host Marriott Services assumed the debt associated with the funding of the Acquisition. The Company and its subsidiaries, however, did not assume any of the debt and are not obligated in any manner related to the debt.

     As of December 31, 1999, the Company had approximately $134.7 million of unrestricted funds available for distribution to Host Marriott Services under the provisions of the Indenture. Prior to the Acquisition, certain covenants of the loan agreements with The First National Bank of Chicago, referred to below, further restricted the Company's ability to dividend these funds to Host Marriott Services.

     The Company proceeded with a debt refinancing plan during 1999, including a cash tender offer for its Senior Notes. As a result of the Acquisition, the tender offer and consent solicitation for the Senior Notes were terminated, resulting in the recognition of $1.2 million of related expenses, which are included in special charges in the accompanying statements of operations.

     The Senior Notes can be called beginning in May 2000 at a price of 103.56%, declining to par in May 2003.

CREDIT FACILITIES

Prior to the Acquisition, The First National Bank of Chicago, as agent for a group of participating lenders, provided credit facilities (the "Facilities") to the Company consisting of a $75.0 million revolving credit facility and a $25.0 million letter of credit facility. As a result of the Acquisition, the Company terminated its Facilities with The First National Bank of Chicago and recorded a loss on extinguishment of debt of $0.3 million, net of tax benefit of $0.1 million. This extraordinary item represents the remaining deferred financing charges as of the termination date of the Facilities. These loan agreements contained dividend and stock retirement covenants that were substantially similar to those set forth in the Indenture, except that dividends payable to the Company were limited to 25% of the Company's consolidated net income, as defined in the loan agreement. During 1999 and in compliance with the credit facilities, the Company paid $6.5 million of dividends to Host Marriott Services.

     Also in connection with the Acquisition, the Company obtained a temporary $10.0 million revolving credit facility (the "Temporary Facility") with a sublimit of $5.0 million for standby letters of credit from CARIPLO - Cassa di Risparmio delle Provincie Lombarde SpA. The Temporary Facility provides for working capital and can be used for general corporate purposes. The maturity date of the Temporary Facility is March 31, 2000 or payable on demand. The interest rate of the Temporary Facility is Libor plus 30 basis points. As of the end of 1999, there was no outstanding indebtedness under the Temporary Facility.

     During the fourth quarter of 1999, the Company signed a promissory note with SanPaolo IMI SpA, for an uncommitted, unsecured temporary credit facility (the "New Facility") equal to 370 billion Lire, or approximately $193.0 million as of the date of the agreement. The New Facility provides for working capital, matures August 31, 2001 accrues interest at Libor plus 12.5 basis points and provides for the issuance of stand-by letters of credit for up to one year. As of the end of 1999, there was $38.0 million of outstanding indebtedness under the New Facility, at an average interest rate of 5.77%. The New Facility is guaranteed by Autogrill International S.A., an affiliated company of Host Marriott Services.

     During 1999, an international subsidiary of the Company was granted a $7.5 million credit facility by ABN AMRO Bank N.V. consisting of a $6.1 million overdraft facility with a variable interest rate until February 1, 2002 and a five-year loan of $1.4 million to fund business activities, including planned capital expenditures. As of the end of 1999, no funds had been drawn on the facility.

INTERCOMPANY LOANS

During 1999, Tollroads granted up to $20.0 million of non-recourse, short-term borrowings to the Company with a variable interest rate. As of the end of 1999, the Company had borrowings outstanding of $16.5 million at an average interest rate of 6.26%.

     Also during 1999, the Company borrowed $11.8 million from Host Marriott Services in the form of a non-recourse loan to fund stock plan awards converted to cash awards during the year. At the end of 1999, the remaining balance due to Host Marriott Services was $10.3 million at an average interest rate of 5.88%.

CAPITAL LEASES

During 1999, the Company incurred $1.1 million of capital lease obligations.

DEBT MATURITIES

     Aggregate debt maturities, excluding capital lease obligations, at the end of 1999 are as follows:

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


------------------------------------ ------------------
Year
------------------------------------ ------------------

                                       (IN MILLIONS)

2000                                           $  27.9
2001                                               1.3
2002                                               1.1
2003                                               1.0
2004                                               0.9
Thereafter                                       400.0
------------------------------------ ------------------
Total debt                                      $432.2
------------------------------------ ------------------

     The Company's other indebtedness totaled $5.4 million with an average interest rate of 7.83%. Nearly $1.0 million of other debt is denominated in Dutch Guilders.

     Deferred financing costs, which are included in other assets, amounted to $6.2 million and $7.8 million at the end of 1999 and 1998, respectively. Cash paid for interest was $40.4 million, $38.6 million and $38.5 million in 1999, 1998 and 1997, respectively.

6.  SHAREHOLDER'S DEFICIT

One hundred shares of common stock, without par value, are issued and outstanding as of the end of 1999, 1998 and 1997. All of the shares are owned by the Company's parent, Host Marriott Services.

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

     Host Marriott Services had the option of issuing to Host Marriott shares of common stock upon the exercise of the MI Host Marriott Options and the release of the MI Host Marriott Deferred Stock. Host Marriott Services could also satisfy these obligations by paying to Host Marriott cash equal to the value of such shares of Host Marriott Services' common stock on the last day of the fiscal year in which the options are exercised or the deferred shares are released. Additionally, Host Marriott Services will receive approximately 11% of the exercise price of each MI Host Marriott Option exercised.

     Due to the Acquisition, the Company is required to satisfy these obligations by paying to Host Marriott cash equal to the acquisition price of $15.75 per share for each exercised option. During 1999, the Company paid Host Marriott $1.7 million in partial settlement of its obligation to pay for the 1998 exercise of the MI Host Marriott Options and the release of the MI Host Marriott Deferred Stock. During 1998, the Company paid Host Marriott $3.5 million for the 1997 exercise of the MI Host Marriott Options and the release of the MI Host Marriott Deferred Stock.

     The obligations, which are recorded at an average price of $14.17 per share in 1999 versus an average price of $5.29 per share in 1998, are shown as a component of shareholder's deficit and totaled $11.8 million and $5.5 million as of year-end 1999 and 1998, respectively.

7.  STOCK-BASED COMPENSATION PLANS

Prior to the Acquisition, the employees of the Company participated in certain employee stock plans of Host Marriott Services, including the Comprehensive Stock Plan and Employee Stock Purchase Plan. Under the Comprehensive Stock Plan, employees of the Company could receive (i) awards of restricted shares of Host Marriott Services' common stock, (ii) deferred awards of shares of Host Marriott Services' common stock, and (iii) awards of options to purchase Host Marriott Services' common stock. In addition, employees of the Company participated in Host Marriott Services' Employee Stock Purchase Plan. The compensation costs related to restricted stock and deferred stock awards under these plans have been reflected in the operations of the Company as all employees of Host Marriott Services are employees of the Company.

    As a result of the Acquisition, Host Marriott Services converted all outstanding stock plan awards under the Comprehensive Stock Plan and Employee Stock Purchase Plan into cash awards, some of which were deferred over future vesting periods, based upon the $15.75 common share price. Accordingly, the Company recorded $20.3 million of compensation expense for cash awards vested as of the end of 1999. The remaining $13.6 million of expenses related to the unvested deferred awards at the Acquisition Date will be recognized over varying periods from the Acquisition Date through January 2002 and will be settled in cash on various dates through January 2002. During 1999, the Company recorded $9.1 million of payroll and benefits expense for deferred awards vesting after the

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Acquisition Date in general and administrative expenses.

RESTRICTED STOCK AWARDS

Prior to the Acquisition, restricted shares were awarded to certain key executives. As of the Acquisition Date, there were 1.0 million restricted share awards outstanding. Compensation expense related to share awards granted in 1998 consisted of an annual time-based component as well as a performance-based component, both of which were calculated using the fair value of the shares on the date of issuance and was contingent on continued employment. The vesting and corresponding compensation expense under the annual time-based component occurred ratably over a three-year period beginning on the grant date. The
vesting   and   corresponding   compensation   expense   of  shares   under  the
performance-based component could be accelerated from a maximum seven-year period to a minimum three-year period by the attainment of certain performance criteria during fiscal years 2001 through 2005.

     Compensation expense related to share grants prior to 1998 was recognized over the award period and consisted of time-and performance-based components. The time-based expense was calculated using the fair value of the shares on the date of issuance and was contingent on continued employment. The performance-based expense was calculated using the fair value of the Company's common stock during the award period and was contingent on attainment of certain performance criteria.

     As a result of the Acquisition, all outstanding restricted shares were adjusted to the grant price of $13.47, resulting in the recording of $7.4 million of compensation expense. As a condition of the Acquisition, all restricted shares were released.

DEFERRED STOCK AWARDS

Prior to the Acquisition, deferred stock incentive shares were granted to key employees and vested over five to ten years in annual installments commencing one year after the date of grant. The Company accrued compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures.

     Due to the Acquisition, all existing deferred stock awards were converted to deferred cash awards. The Company recorded compensation expense of $3.1 million, which equaled the difference between the acquisition price of $15.75 per share and the amount accrued to date of $1.9 million.

     The following is a detail of deferred stock award share activity:


                                                 SHARES
---------------------------------------- ---- -------------

Balance, January 3, 1997                          265,202
Granted                                           210,180
Issued                                            (25,894)
Forfeited/expired                                 (26,941)
---------------------------------------- ---- -------------

Balance, January 2, 1998                          422,547
Granted                                             7,500
Issued                                            (38,091)
Forfeited/expired                                 (24,641)
---------------------------------------- ---- -------------

Balance, January 1, 1999                          367,315
Granted                                               ---
Issued                                            (33,826)
Forfeited/expired                                 (15,904)
Converted to cash awards                         (317,585)
---------------------------------------- ---- -------------

Balance, December 31, 1999                            ---
---------------------------------------- ---- -------------

STOCK OPTIONS

Prior to the Acquisition, employee stock options could be granted to key employees at not less than fair market value on the date of grant. Most options vested ratably over each of the first four years following the date of the grant. As a result of the Acquisition, all outstanding options were converted to cash awards, some of which were deferred over future vesting periods. During 1999, expenses were incurred related to vested options equal to the difference between the grant price and the $15.75 acquisition price totaling $18.6 million. Additional expenses of $4.5 million will be incurred ratably throughout fiscal years 2000 and 2001. There was no compensation cost recognized by the Company relating to stock options during 1998 and 1997.

     The weighted-average fair value of the Company's stock options, at the grant date, calculated using the Black-Scholes option-pricing model, for 1998 and 1997 totaled $7.6 million and $2.5 million, respectively.

     Presented below is a summary of the Company's stock option activity:

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


------------------------------------- ------------- -----------
                                                     WEIGHTED
                                                     AVERAGE
                                         SHARES       PRICE
------------------------------------- ------------- -----------

Balance, January 3, 1997                1,956,174       $ 6.63
Granted                                   433,400        14.21
Exercised                                (161,718)        5.20
Forfeited/expired                        (120,360)        7.22
------------------------------------- ------------- -----------

Balance, January 2, 1998                2,107,496         8.27
Granted                                 1,564,609        12.71
Exercised                                (165,528)        5.85
Forfeited/expired                        (179,030)        7.11
------------------------------------- ------------- -----------

Balance, January 1, 1999                3,327,547        10.54
Granted                                   910,402         8.23
Exercised                                (106,421)        6.01
Forfeited/expired                        (244,531)       12.06
Converted to cash awards               (3,886,997)       15.75
------------------------------------- ------------- -----------

Balance, December 31, 1999                    ---       $  ---
------------------------------------- ------------- -----------


     Presented below is a summary of the Company's exercisable and unexercisable stock options as of the end of fiscal years 1998 and 1997:


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
---------------------------- -------------- ----------------


EMPLOYEE STOCK PURCHASE PLAN

Prior to the Acquisition, eligible employees of the Company could purchase Host Marriott Services' common stock through payroll deductions at the lower of the market value of the stock at the beginning or end of the plan year in accordance with the terms of the Employee Stock Purchase Plan. In connection with the Acquisition, the 1999 shares were converted to deferred cash awards at $15.75 per share less the share issue price of $10.13 per share, resulting in $0.3 million of compensation expense.

     During the first quarter of 1999, approximately 154,000 common shares were sold to employees at an exercise price of $7.88 per share related to the 1998 plan year. During the first quarter of 1998, 194,573 Host Marriott Services' common shares were sold to employees at an exercise price of $9.13 per share related to the 1997 plan year. During the first quarter of 1997, 274,021 Host Marriott Services' common shares were sold to employees at an exercise price of $6.06 per share related to the 1996 plan year. There was no compensation expense recognized by the Company relating to the Employee Stock Purchase Plan during 1998 and 1997.

     The fair value of the option feature of the Employee Stock Purchase Plan, calculated using the Black-Scholes option-pricing model, was $170,000 and $275,000 for 1998 and 1997, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Compensation cost recognized by the Company relating to restricted stock and deferred stock awards granted under the Comprehensive Stock Plan was $3.8 million and $4.0 million for 1998 and 1997, respectively. Had the Company elected to recognize compensation cost for all awards granted under Host Marriott Services' Comprehensive Stock Plan and the Employee Stock Purchase Plan based on the fair value of the awards at the grant dates, consistent with the method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts indicated below:


-------------------------------------------------------
                                   1998        1997
-------------------------------------------------------

                                     (IN MILLIONS)

Net income          As reported      $23.1       $19.6
                    Pro forma         21.3        18.6
-------------------------------------------------------

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


     Fair values of stock options used to compute pro forma net income disclosures were determined using the Black-Scholes option-pricing model with the following assumptions:

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                 1998          1997
---------------------------------------------------------

Dividend yield                        0%            0%
Expected volatility                27.9%         30.8%
Risk-free interest rate             6.3%          6.3%
Expected holding
   period (in years)                   7             7
---------------------------------------------------------


8.  PROFIT SHARING AND POSTRETIREMENT BENEFIT PLANS

Employees meeting certain eligibility requirements can elect to participate in profit sharing and deferred compensation plans. The amount to be matched by the Company is determined annually by the Company's Board of Directors. The cost of these plans is based on salaries and wages of participating employees and totaled $2.8 million, $2.6 million and $2.5 million in 1999, 1998 and 1997, respectively.

     The Company has a supplemental retirement plan for certain key officers. The liability relating to this plan recorded as of the end of 1999 and 1998 was $4.7 million and $4.9 million, respectively. The compensation cost recognized for each of the years 1999, 1998 and 1997 was $0.3 million.

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

10.  COMMITMENTS AND CONTINGENCIES

Future minimum annual rental commitments for noncancellable operating leases as of the end of 1999 are as follows:


----------------------------------------- -------------
Years
----------------------------------------- -------------

                                          (IN MILLIONS)

2000                                            $156.7
2001                                             139.1
2002                                             116.4
2003                                              93.7
2004                                              74.1
Thereafter                                       314.4
----------------------------------------- -------------
Total minimum lease payments                    $894.4
----------------------------------------- -------------

     The Company leases property and equipment under noncancellable leases. Certain leases contain provisions for the payment of contingent rentals based on sales in excess of stipulated amounts and many also contain contractual rental payment increases throughout the term of the lease. The minimum rent increases are amortized over the term of the applicable lease on a straight-line basis. Future minimum annual rental commitments of $894.4 million have not been reduced by minimum sublease rentals of $87.6 million payable to the Company under noncancellable subleases as of the end of 1999.

     Certain leases require a minimum level of capital expenditures for initial investment, renovations and facility expansions during the lease terms. At the end of 1999, the Company was committed to invest approximately $70.3 million in capital expenditures over the various lease terms.

     Rent expense, included in the accompanying consolidated statements of operations, consists of:


------------------------ --------- ---------- ---------
                           1999      1998       1997
------------------------ --------- ---------- ---------

                                 (IN MILLIONS)

Minimum rental on
   operating leases        $136.8     $126.4    $118.3
Additional rental
   based on sales            62.7       62.1      61.7
------------------------ --------- ---------- ---------
Total rent expense         $199.5     $188.5    $180.0
------------------------ --------- ---------- ---------

     Rent expense related to the Company's corporate operations, included in general and administrative expenses, totaled $3.7 million, $3.0 million and $2.9 million in 1999, 1998 and 1997, respectively.

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

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, line-of-credit borrowings and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The fair value of the Senior Notes is based on quoted market prices at the date of the Acquisition of Host Marriott Services. The fair value of the variable interest rate, nonrecourse borrowings from Tollroads and Host Marriott Services are equal to carrying value. The fair value of other long-term debt instruments are estimated by discounting the expected future cash flows using the current rates at which similar debt instruments would be provided from lenders for the same remaining maturities.

     The carrying values and fair values of certain of the Company's financial instruments are shown in the table below:


                              1999                 1998
--------------------- --------------------- -------------------
                       CARRYING     FAIR    CARRYING    FAIR
                        AMOUNT     VALUE     AMOUNT    VALUE
--------------------- ----------- --------- --------- ---------

                                   (IN MILLIONS)

Financial liabilities:
  Senior Notes            $400.0    $415.4    $400.0    $415.4
  Other debt                 5.4       5.4       6.7       7.3

--------------------- ----------- --------- --------- ---------


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


(IN MILLIONS)                   1999         1998        1997
-----------------------------------------------------------------

REVENUES:
   Airports                   $1,136.3     $1,028.8     $  956.7
   Travel Plazas                 187.5        181.1        174.2
   Shopping Malls                 36.9         22.1         15.4
-----------------------------------------------------------------
                              $1,360.7     $1,232.0     $1,146.3
-----------------------------------------------------------------

OPERATING PROFIT (LOSS)(1):
    Airports                  $  112.7     $   99.2     $   98.1
    Travel Plazas                 27.3         24.5         21.3
    Shopping Malls                (3.0)        (1.0)         1.3
-----------------------------------------------------------------
                              $  137.0      $ 122.7     $  120.7
-----------------------------------------------------------------

CAPITAL EXPENDITURES:
    Airports                 $    84.6    $    85.7      $  52.6
    Travel Plazas                  2.2          3.7          2.0
    Shopping Malls                24.6          5.1          6.9
-----------------------------------------------------------------
                              $  111.4    $    94.5    $    61.5
-----------------------------------------------------------------

DEPRECIATION AND
  AMORTIZATION:
    Airports                   $  52.9      $  41.0    $    39.5
    Travel Plazas                  8.8          8.8          8.6
    Shopping Malls                 2.4          2.5          1.5
-----------------------------------------------------------------
                               $  64.1      $  52.3    $    49.6
-----------------------------------------------------------------

ASSETS:
    Airports                  $  386.6     $  347.2
    Travel Plazas                 47.3         54.1
    Shopping Malls                35.7         12.8
-----------------------------------------------------
                              $  469.6     $  414.1
-----------------------------------------------------

(1)  Before general and administrative expenses and unusual items.


Reconciliations of segment results to the Company's consolidated results follow:

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      (IN MILLIONS)             1999        1998        1997
 --------------------------------------------------------------

OPERATING PROFIT:
  Segments                    $137.0       $122.7      $120.7
  General and
    administrative expenses    (75.3)       (58.0)      (54.3)
  Write-downs of
    long-lived assets           (1.9)        (5.9)       (4.2)
  Special charges              (22.6)         ---         ---
  Reversal of
    restructuring charges        ---          ---         3.9
---------------------------------------------------------------
                              $ 37.2       $ 58.8      $ 66.1
---------------------------------------------------------------

CAPITAL EXPENDITURES:
  Segments                    $111.4       $ 94.5      $ 61.5
  Corporate and other            9.0          1.1         4.5
---------------------------------------------------------------
                              $120.4       $ 95.6      $ 66.0
---------------------------------------------------------------

ASSETS:
  Segments                    $469.6       $414.1
  Corporate and other          153.4        116.6
---------------------------------------------------
                              $623.0       $530.7
---------------------------------------------------

     Revenues for international operations totaled $75.7 million, $66.9 million, and $63.6 million in 1999, 1998, and 1997, respectively.

     Property and equipment, net of accumulated depreciation, for international operations was $31.1 million and $23.6 million at the end of 1999 and 1998, respectively.

13.  RELATIONSHIP WITH MARRIOTT INTERNATIONAL AND HOST MARRIOTT

On October 8, 1993, Host Marriott distributed through a special dividend to holders of Host Marriott common stock all of the outstanding shares of its wholly-owned subsidiary, Marriott International (the "MI Distribution").

      In connection with the MI Distribution, Host Marriott and Marriott International entered into various management and transitional service agreements. In connection with the Distribution, Host Marriott Services and Marriott International entered into a Continuing Services Agreement, a Noncompetition Agreement and a License Agreement. These agreements provide, among other things, that Host Marriott Services will receive (i) certain corporate services, such as accounting and computer systems support; (ii) various product supply and distribution services; and (iii) various other transitional services. In accordance with the agreements, Host Marriott Services will compensate Marriott International for services rendered thereunder. As a part of the Continuing Services Agreement, the Company purchased food and supplies through Marriott International totaling $80.7 million, $75.4 million and $77.3 million and paid $8.6 million, $8.8 million and $9.8 million for corporate support services during 1999, 1998 and 1997, respectively. The Continuing Services Agreement will be negotiated in 2000 and some of all the services provided under it may be terminated by Host Marriott Services. Such terminations will be pursuant to the terms of the Continuing Services Agreement. The Noncompetition Agreement expires October 8, 2000 and the License Agreement expires on March 22, 2000.

     In connection with the Distribution, the Company entered into management agreements related to certain restaurant operations retained by Host Marriott. Management fees related to these contracts were $40 thousand, $200 thousand and $100 thousand in 1999, 1998 and 1997, respectively. The restaurant operations ceased during 1999.

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                                 1999(1)
------------------------------------------------- ----------------------------------------------------------------------
                                                     FIRST         SECOND        THIRD         FOURTH         FISCAL
(IN MILLIONS)                                      QUARTER(2)     QUARTER      QUARTER(3)    QUARTER(4)        YEAR
------------------------------------------------- ------------- ------------- ------------- -------------- -------------
Revenues                                             $  281.9      $  313.8      $  351.1      $  413.9      $ 1,360.7
Operating profit                                          4.7          19.0           5.5           8.0           37.2
Net income (loss)                                        (3.5)          5.7          10.6          (2.4)          10.4




                                                                                 1998(1)
------------------------------------------------- ----------------------------------------------------------------------
                                                     FIRST         SECOND        THIRD         FOURTH         FISCAL
(IN MILLIONS)                                       QUARTER      QUARTER(5)    QUARTER(6)    QUARTER(7)        YEAR
------------------------------------------------- ------------- ------------- ------------- -------------- -------------

Revenues                                             $  252.0      $  288.7      $  317.8      $  373.5       $1,232.0
Operating profit                                          4.7          17.8          31.1           5.2           58.8
Net income (loss)                                        (2.4)          5.6          15.9           4.0           23.1





                                                                                 1997(1)
------------------------------------------------- ----------------------------------------------------------------------
                                                     FIRST         SECOND        THIRD         FOURTH         FISCAL
(IN MILLIONS)                                       QUARTER       QUARTER      QUARTER(8)    QUARTER(9)        YEAR
------------------------------------------------- ------------- ------------- ------------- -------------- -------------
Revenues                                             $  238.8      $  259.9      $  298.5      $  349.1       $1,146.3
Operating profit                                          3.4          15.7          32.9          14.1           66.1
Net income (loss)                                        (3.1)          4.4          16.6           1.7           19.6


(1) The first three quarters of 1999, 1998 and 1997 consist of 12 weeks each, and the fourth quarter includes 16 weeks.

(2) First quarter 1999 results include $0.7 million cumulative effect of change in accounting for start-up activities, net of tax benefit of $0.5 million.

(3) Third quarter 1999 results include $22.6 million of special charges incurred as a result of the Acquisition, $1.1 million of compensation expense related to the vesting of stock plan awards that were converted to cash awards subsequent to the Acquisition date, and a $13.9 million reversal of the deferred tax asset valuation allowance.

(4) Fourth quarter 1999 results include $8.8 million of compensation expense related to the vesting of stock plan awards that were converted to cash awards subsequent to the Acquisition date, $1.9 million of write-downs of long-lived assets and an extraordinary loss on the extinguishment of debt of $0.3 million, net of tax benefit of $0.1 million.

(5) Second quarter 1998 results include a $2.5 million tax benefit to recognize the anticipated utilization of certain tax credits previously considered unrealizable.

(6) Third quarter 1998 results include a $0.7 million tax benefit to recognize the anticipated utilization of certain tax credits previously considered unrealizable.

(7) Fourth quarter 1998 results include $5.9 million of write-downs of long-lived assets and a $7.9 million tax benefit to recognize the anticipated utilization of certain tax credits previously considered unrealizable.

(8) Third quarter 1997 results include a $1.9 million tax benefit to recognize the utilization of certain tax credits previously considered unrealizable.

(9) Fourth quarter 1997 results include $4.2 million of write-downs of long-lived assets and a $3.9 million reversal of restructuring charges originally recorded in 1995.

                ----------------------------------------

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


15.  SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

     All material subsidiaries of the Company guarantee the Senior Notes. The separate financial statements of each guaranteeing subsidiary (together, the "Guarantor Subsidiaries") are not presented because the Company's management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company. Certain of the Company's controlled affiliates are not guarantors of the are not guarantors of the Senior Notes (the "Non-Guarantor Subsidiaries"). The ability of the Company's Non-Guarantor Subsidiaries to make dividends to the Company is restricted to the extent of the minority interests' share in the affiliates' combined net assets. There is no subsidiary of the Company the capital stock of which comprises a substantial portion of the collateral for the Senior Notes within the meaning of Rule 3-10 of Regulation S-X.

      The following condensed consolidating financial information sets forth the combined financial position, results of operations and cash flows of the parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries:




SUPPLEMENTAL CONSOLIDATING  BALANCE SHEETS


                                                                                 1999
------------------------------------------ ----------------------------------------------------------------------------------
                                                           GUARANTOR       NON-GUARANTOR    ELIMINATIONS &
(IN MILLIONS)                                PARENT       SUBSIDIARIES     SUBSIDIARIES      ADJUSTMENTS      CONSOLIDATED
------------------------------------------ ------------ ----------------- ---------------- ----------------- ----------------
Current assets:
    Cash and cash equivalents                $   9.2           $  21.9           $  3.6          $    ---          $  34.7
    Other current assets                         ---              80.9             40.7               ---            121.6
------------------------------------------ ------------ ----------------- ---------------- ----------------- ----------------
    Total current assets                         9.2             102.8             44.3               ---            156.3

Property and equipment, net                      ---             279.1             64.5               ---            343.6
Other assets                                     ---             115.3              7.8               ---            123.1
Investments in subsidiaries                    370.4               ---              ---            (370.4)             ---
------------------------------------------ ------------ ----------------- ---------------- ----------------- ----------------
Total Assets                                 $ 379.6           $ 497.2          $ 116.6           $(370.4)         $ 623.0
------------------------------------------ ------------ ----------------- ---------------- ----------------- ----------------

Current liabilities:
    Accounts payable                         $   ---           $  64.9           $ 22.3           $   ---          $  87.2
    Accrued payroll and benefits                 ---              59.1              1.8               ---             60.9
    Borrowings under line-of-credit
      agreement                                 38.0               ---              ---               ---             38.0
    Short-term borrowings from Host
      Marriott Tollroads                        16.5               ---              ---               ---             16.5
    Short-term borrowings from Host
      Marriott Services                         10.3               ---              ---               ---             10.3
    Other current liabilities                    ---              32.7              8.3               ---             41.0
------------------------------------------ ------------ ----------------- ---------------- ----------------- ----------------
    Total current liabilities                   64.8             156.7             32.4               ---            253.9

Long-term debt                                 400.0             402.8              2.2            (400.0)           405.0
Other liabilities                                ---              35.1              1.6              12.6             49.3
------------------------------------------ ------------ ----------------- ---------------- ----------------- ----------------
    Total Liabilities                          464.8             594.6             36.2            (387.4)           708.2

Shareholder's equity (deficit)                 (85.2)            (97.4)            80.4              17.0            (85.2)
------------------------------------------ ------------ ----------------- ---------------- ----------------- ----------------
Total Liabilities and Shareholder's Deficit  $ 379.6           $ 497.2          $ 116.6           $(370.4)         $ 623.0
------------------------------------------ ------------ ----------------- ---------------- ----------------- ----------------

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                                                 1998
------------------------------------------ ----------------------------------------------------------------------------------
                                                           GUARANTOR       NON-GUARANTOR    ELIMINATIONS &
(IN MILLIONS)                                PARENT       SUBSIDIARIES     SUBSIDIARIES      ADJUSTMENTS      CONSOLIDATED
------------------------------------------ ------------ ----------------- ---------------- ----------------- ----------------

Current assets:
    Cash and cash equivalents                $   5.6           $  21.8           $  5.7          $    ---          $  33.1
    Other current assets                         ---              54.4             46.3               ---            100.7
------------------------------------------ ------------ ----------------- ---------------- ----------------- ----------------
    Total current assets                         5.6              76.2             52.0               ---            133.8

Property and equipment, net                      ---             236.8             53.4               ---            290.2
Other assets                                     ---             104.0              2.7               ---            106.7
Investments in subsidiaries                    311.6               ---              ---            (311.6)             ---
------------------------------------------ ------------ ----------------- ---------------- ----------------- ----------------
Total Assets                                 $ 317.2           $ 417.0          $ 108.1           $(311.6)         $ 530.7
------------------------------------------ ------------ ----------------- ---------------- ----------------- ----------------

Current liabilities:
    Accounts payable                         $   ---           $  61.7          $  14.1           $   ---          $  75.8
    Accrued payroll and benefits                 ---              42.1              2.4               ---             44.5
    Borrowings under line-of-credit
       agreement                                11.6               ---              ---               ---             11.6
    Other current liabilities                    ---              33.1              8.0               ---             41.1
------------------------------------------ ------------ ----------------- ---------------- ----------------- ----------------
    Total current liabilities                   11.6             136.9             24.5               ---            173.0

Long-term debt                                 400.0             403.5              2.4            (400.0)           405.9
Other liabilities                                ---              33.4              2.4              10.4             46.2
------------------------------------------ ------------ ----------------- ---------------- ----------------- ----------------
    Total Liabilities                          411.6             573.8             29.3            (389.6)           625.1

Shareholder's equity (deficit)                 (94.4)           (156.8)            78.8              78.0            (94.4)
------------------------------------------ ------------ ----------------- ---------------- ----------------- ----------------
Total Liabilities and Shareholder's Deficit  $ 317.2           $ 417.0          $ 108.1           $(311.6)         $ 530.7
------------------------------------------ ------------ ----------------- ---------------- ----------------- ----------------

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS


                                                                                         1999
---------------------------------------------------- -----------------------------------------------------------------------------
                                                                  GUARANTOR      NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                                         PARENT    SUBSIDIARIES     SUBSIDIARIES       ADJUSTMENTS     CONSOLIDATED
---------------------------------------------------- ---------- -------------- ------------------ ----------------- --------------

Revenues                                             $   ---       $1,092.1             $268.6           $   ---       $1,360.7
Operating costs and expenses                             ---        1,067.4              256.1               ---        1,323.5
---------------------------------------------------- ---------- -------------- ------------------ ----------------- --------------

Operating profit                                         ---           24.7               12.5               ---           37.2
Interest expense                                       (39.3)         (41.7)               ---              39.3          (41.7)
Interest income                                          0.7            ---                ---               ---            0.7
---------------------------------------------------- ---------- -------------- ------------------ ----------------- --------------

Income (loss) before income taxes, extraordinary
   item and cumulative effect of change in
   accounting principle                                (38.6)         (17.0)              12.5              39.3           (3.8)
(Benefit) provision for income taxes                   (13.1)         (19.6)               4.2              13.3          (15.2)
---------------------------------------------------- ---------- -------------- ------------------ ----------------- --------------
Income (loss) before extraordinary item and
 cumulative effect of change in accounting principle   (25.5)           2.6                8.3              26.0           11.4
Extraordinary item--loss on extinguishment of
   debt, net of tax benefit of $0.1 million              ---           (0.3)               ---               ---           (0.3)
Cumulative effect of change in accounting for
   start-up activities, net of tax benefit of $0.5
   million                                               ---           (0.7)               ---               ---           (0.7)
Equity interest in affiliates                           35.9            ---                ---             (35.9)           ---
---------------------------------------------------- ---------- -------------- ------------------ ----------------- --------------

Net income                                            $ 10.4       $    1.6             $  8.3             $(9.9)      $   10.4
---------------------------------------------------- ---------- -------------- ------------------ ----------------- --------------


                                                                                         1998
---------------------------------------------------- -----------------------------------------------------------------------------
                                                                  GUARANTOR      NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                                         PARENT    SUBSIDIARIES     SUBSIDIARIES       ADJUSTMENTS     CONSOLIDATED
---------------------------------------------------- ---------- -------------- ------------------ ----------------- --------------

Revenues                                             $   ---       $1,009.9             $222.1           $   ---       $1,232.0
Operating costs and expenses                             ---          957.5              215.7               ---        1,173.2
---------------------------------------------------- ---------- -------------- ------------------ ----------------- --------------

Operating profit                                         ---           52.4                6.4               ---           58.8
Interest expense                                       (39.3)         (42.9)               3.0              39.3          (39.9)
Interest income                                          1.7            ---                ---               ---            1.7
---------------------------------------------------- ---------- -------------- ------------------ ----------------- --------------

Income (loss) before income taxes                      (37.6)           9.5                9.4              39.3           20.6
(Benefit) provision for income taxes                     4.6           (1.1)              (1.1)             (4.9)          (2.5)
Equity interest in affiliates                           65.3            ---                ---             (65.3)           ---
---------------------------------------------------- ---------- -------------- ------------------ ----------------- --------------

Net income                                            $ 23.1      $    10.6            $  10.5            $(21.1)      $   23.1
---------------------------------------------------- ---------- -------------- ------------------ ----------------- --------------


                                                                                         1997
---------------------------------------------------- -----------------------------------------------------------------------------
                                                                  GUARANTOR      NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                                         PARENT    SUBSIDIARIES     SUBSIDIARIES       ADJUSTMENTS     CONSOLIDATED
---------------------------------------------------- ---------- -------------- ------------------ ----------------- --------------

Revenues                                             $   ---         $980.4             $165.9           $   ---       $1,146.3
Operating costs and expenses                             ---          923.2              157.0               ---        1,080.2
---------------------------------------------------- ---------- -------------- ------------------ ----------------- --------------

Operating profit                                         ---           57.2                8.9               ---           66.1
Interest expense                                       (39.3)         (38.5)              (1.3)             39.3          (39.8)
Interest income                                          2.6            0.3                0.1               ---            3.0
---------------------------------------------------- ---------- -------------- ------------------ ----------------- --------------

Income (loss) before income taxes                      (36.7)          19.0                7.7              39.3           29.3
(Benefit) provision for income taxes                   (12.1)           6.3                2.5              13.0            9.7
Equity interest in affiliates                           44.2            ---                ---             (44.2)           ---
---------------------------------------------------- ---------- -------------- ------------------ ----------------- --------------

Net income                                            $ 19.6         $ 12.7             $  5.2            $(17.9)      $   19.6
---------------------------------------------------- ---------- -------------- ------------------ ----------------- --------------

                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS


                                                                                         1999
------------------------------------------------------ --------------------------------------------------------------------------
                                                                                        NON-        ELIMINATIONS
                                                                     GUARANTOR       GUARANTOR           &
(IN MILLIONS)                                            PARENT     SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------

Cash (used in) provided by operations                   $ (37.3)         $ 36.8        $   38.2          $ 37.3          $75.0
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------

Investing activities:
   Capital expenditures                                     ---           (98.4)          (22.0)            ---         (120.4)
   Other                                                    ---             4.7             9.7            (9.7)           4.7
   Advances (to) from subsidiaries                         (5.8)           60.2           (17.1)          (37.3)           ---
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------
   Cash used in investing activities                       (5.8)          (33.5)          (29.4)          (47.0)        (115.7)
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------

Financing activities:
   Repayments of debt                                       ---            (0.5)           (0.7)            ---           (1.2)
   Repayments of capital lease obligation                   ---             ---            (0.5)            ---           (0.5)
   Net borrowings under line-of-credit agreement           26.4             ---             ---             ---           26.4
   Proceeds from intercompany short-term borrowings        32.5             ---             ---             ---           32.5
   Repayment of intercompany short-term borrowings         (5.7)            ---             ---             ---           (5.7)
   Payment to Host Marriott Corporation for
     Marriott International options and
     deferred shares                                        ---            (1.7)            ---             ---           (1.7)
   Dividend to Host Marriott Services                      (6.5)            ---             ---             ---           (6.5)
   Partnership (distributions) contributions, net           ---             ---            (9.7)            9.7            ---
   Other                                                                   (1.0)            ---             ---           (1.0)
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------
   Cash provided by (used in) financing activities         46.7            (3.2)          (10.9)            9.7           42.3
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------
Increase (decrease) in cash and cash equivalents          $ 3.6          $  0.1         $  (2.1)        $   ---          $ 1.6
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------


                                                                                         1998
------------------------------------------------------ --------------------------------------------------------------------------
                                                                                        NON-        ELIMINATIONS
                                                                     GUARANTOR       GUARANTOR           &
(IN MILLIONS)                                            PARENT     SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------

Cash (used in) provided by operations                    $(36.3)         $ 54.5        $   19.2         $  36.3          $73.7
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------

Investing activities:
   Capital expenditures                                     ---           (67.7)          (27.9)            ---          (95.6)
   Other                                                    ---            (8.3)          (12.1)           12.1           (8.3)
   Advances from (to) subsidiaries                          4.1            22.9             9.3           (36.3)           ---
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------
   Cash provided by (used in) investing activities          4.1           (53.1)          (30.7)          (24.2)        (103.9)
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------

Financing activities:
   Repayments of debt                                       ---            (0.5)           (0.4)            ---           (0.9)
   Issuance of debt                                         ---             ---             1.4             ---            1.4
   Repayments of capital lease obligation                   ---             ---            (0.2)            ---           (0.2)
   Net borrowings under line-of-credit agreement           11.6             ---             ---             ---           11.6
   Proceeds from intercompany short-term borrowings        10.0             ---             ---             ---           10.0
   Repayment of intercompany short-term borrowings        (10.0)            ---             ---             ---          (10.0)
   Payment to Host Marriott Corporation for
     Marriott International options and
     deferred shares                                        ---            (3.5)            ---             ---           (3.5)
   Dividend to Host Marriott Services                      (5.6)            ---             ---             ---           (5.6)
   Partnership contributions (distributions), net           ---             ---            12.1           (12.1)           ---
   Other                                                                    0.2             ---             ---            0.2
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------
   Cash provided by (used in) financing activities          6.0            (3.8)           12.9           (12.1)           3.0
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------
(Decrease) increase in cash and cash equivalents       $  (26.2)        $  (2.4)        $   1.4         $   ---       $  (27.2)
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------


                    HOST INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                                                         1997
------------------------------------------------------ --------------------------------------------------------------------------
                                                                                        NON-        ELIMINATIONS
                                                                     GUARANTOR       GUARANTOR           &
(IN MILLIONS)                                            PARENT     SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------

Cash (used in) provided by operations                   $ (35.4)         $ 72.8       $   (26.9)         $ 35.4         $ 45.9
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------

Investing activities:
   Capital expenditures                                     ---           (56.3)           (9.7)            ---          (66.0)
   Other                                                    ---            (8.7)          (32.1)           32.1           (8.7)
   Advances (to) from subsidiaries                         (8.1)            5.5            38.0           (35.4)           ---
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------
   Cash used in investing activities                       (8.1)          (59.5)           (3.8)           (3.3)         (74.7)
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------

Financing activities:
   Repayments of debt                                       ---            (0.7)           (0.9)            ---           (1.6)
   Repayment of capital lease obligation                    ---             ---            (0.1)            ---           (0.1)
   Payment to Host Marriott Corporation
     for Marriott International options
     and deferred shares                                    ---            (2.2)            ---             ---           (2.2)
   Partnership contributions
     (distributions), net                                   ---             ---            32.1           (32.1)           ---
   Other                                                    ---            (0.1)            ---             ---           (0.1)
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------
   Cash (used in) provided by financing activities          ---            (3.0)           31.1           (32.1)          (4.0)
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------
(Decrease) increase in cash and cash equivalents        $ (43.5)       $   10.3         $   0.4         $   ---         $(32.8)
------------------------------------------------------ ----------- --------------- --------------- --------------- --------------



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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
---------
The following persons serve or served as directors of the Company:

John J. McCarthy    John J. McCarthy has been a Director of the Company since
Age: 53             1995 and an Executive Vice President, of Host Marriott
                    Services Corporation ("HMSC") and a Senior Vice President of
                    the Company.  Previously,  he was Regional  Vice  President
                    of  Host  Marriott  Corporation's (formerly Marriott
                    Corporation) Airport Division, Northeast.  He was appointed
                    Vice President of Travel Plazas Division in 1989.  In 1991,
                    he served as Senior Vice  President,  Travel Plazas
                    Operations.  In 1992, he was  appointed  Senior Vice
                    President, Corporate Development and Marketing. Mr. McCarthy
                    was  appointed   Senior  Vice  President  of  Host  Marriott
                    Corporation's Operating Group in 1993. In 1995, Mr. McCarthy was appointed Executive Vice President for HMSC and a Senior
                    Vice President of the Company.

Brian W. Bethers    Brian W.  Bethers was a Director  of the  Company  from 1995
Age:  38            until his  resignation  on December 20,  1999.  He joined
                    Host   Marriott   Corporation   (formerly   Marriott
                    Corporation)   in  1985  as  a  financial   analyst  in  the
                    Operation,  Planning and Control Department. In 1989, he was
                    promoted to Director of the Host Operating  Group  Financial
                    Planning  Department.  In 1992, he became  Senior  Director,
                    Corporate  Development.  He was  appointed  Vice  President,
                    Corporate  Development  in 1993.  Mr.  Bethers  returned  to
                    Finance in 1995 when he was appointed  Senior Vice President
                    and  Chief  Financial   Officer  of  HMSC  and  Senior  Vice
                    President  of the  Company.  In  1999,  Mr. Bethers  became
                    Executive Vice President and Chief Financial Officer of
                    HMSC.

Lawrence E. Hyatt   Lawrence  E.  Hyatt  joined  HMSC  as  Executive   Vice
Age:  45            President  and Chief Financial Officer in 1999.  He became a
                    Director and a Senior Vice President of the Company in 1999. He previously served as Executive Vice President and Chief Financial Officer of Sodexho Marriott Services and as Senior Vice President, Finance and Planning for
                    Marriott  Management

                    Services. He joined Host Marriott Corporation (formerly Marriott Corporation) in 1981 and was Staff Auditor for Corporate Internal Audit, Manager of Financial Analysis for Roy Rogers Restaurants, Director of Finance for Marriott Services Group and Vice President, Operations Planning and Control.

Thomas G. O'Hare    Thomas G.  O'Hare  was a  Director  from 1995 until his
Age:  47            resignation  on December 20, 1999.  He was an Executive
                    Vice  President  of HMSC and a Senior Vice  President of the
                    Company at the time of his  resignation.  He previously  had
                    held  senior   operations   positions   with  Host  Marriott
                    Corporation (formerly Marriott Corporation) from 1987-1995.

John M. Green       John M.  Green  became a  Director  of the  Company  on
Age:  48            December 20,  1999.  He joined HMSC in 1998 as a Senior
                    Vice President.  Previously,  he held the position of Senior
                    Vice President at Marriott International, Inc. in 1998, and was with Pepsi Co. for 11 years prior to joining Host
                    Marriott Corporation (formerly Marriott Corporation).

EXECUTIVE OFFICERS
------------------
In addition to Messrs. McCarthy and Hyatt, the following persons serve as executive officers of the Company. Mr. Bethers and Mr. O'Hare also served as executive officers until their resignations on December 20, 1999. Mr. Hyatt became an executive officer of the Company on December 20, 1999. Provided below is information regarding these persons.

                                         BUSINESS EXPERIENCE PRIOR TO BECOMING
NAME AND TITLE             AGE            AN EXECUTIVE OFFICER OF THE COMPANY
--------------             ---           -------------------------------------

William W. McCarten       51   William W. McCarten is the President of the
   President                   Company and the President and Chief Executive
                               Officer of HMSC, the Company's parent. Prior to 1996, he served as President of Host Marriott
                               Corporation's  Operating  Group.  He  joined
                               Host  Marriott Corporation  (formerly  Marriott
                               Corporation)  in 1979, was elected  Vice
                               President,  Corporate  Controller  and  Chief
                               Accounting  Officer in 1985 and  Senior  Vice
                               President  in 1986. He was named Executive Vice
                               President, Host and Travel Plazas  in 1991 and
                               President,  Host and  Travel Plazas in 1992.  In
                               1993,  he  became President of Host Marriott
                               Corporation's Operating Group and in 1995 was elected President and Chief Executive
                               Officer and a director of HMSC and President of the Company. Mr. McCarten has served on the Advisory Board of the McIntire School at the University of Virginia and is a past chairman.

Joe P. Martin             53   Joe  P.  Martin  joined  Marriott   Corporation
   Senior Vice President,      in  1988  as Assistant  General Counsel for Labor
   General Counsel             Law and  Litigation.  In 1992,  he  became  Chief
   and Secretary               Labor  Counsel  for  Host  Marriott Corporation's
                               (formerly Marriott  Corporation) Lodging

                               Group and, in 1993, became Associate General
                               Counsel of Host Marriott Corporation, responsible for labor, employment litigation, employee benefits, and executive compensation matters. Prior to joining Marriott Corporation, he was a trial and appellate litigator with the law firm of Fulbright & Jaworski, and held senior trial attorney positions with the Civil Rights Division of the United States Department of Labor, J.C. Penney Company and CIGNA Corporation. Mr. Martin became Senior Vice President and General Counsel of HMSC and the Company in 1995 and Secretary of HMSC and the Company in 1997.

Timothy H. Pease          40   Timothy H. Pease  joined HMSC in 1995 as the
   Vice President, Controller  Senior  Director of  Corporate  Accounting.
   and Chief Accounting        Prior  to  joining  HMSC  and the Company,
   Officer                     Mr. Pease was a senior manager with Arthur
                               Andersen,   LLP.  In  1998,  Mr.  Pease  was
                               appointed  Vice President, Controller and Chief
                               Accounting Officer of HMSC and the Company.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth the compensation paid by the Company's parent, HMSC during the past three fiscal years to the listed executive officers. The Company does not provide compensation to the listed executive officers separate from their compensation from HMSC. The compensation amounts in the following table represent all compensation paid to each individual in connection with his position with HMSC in 1999, 1998 and 1997. There are no employment agreements between the Company and the listed executives. The listed executives do participate in various HMSC employee benefit plans and have vested rights under certain of these plans. These plans include HMSC's Employee Profit Sharing, Retirement and Savings Plan and Trust, and Executive Deferred Compensation Plan.

                           SUMMARY COMPENSATION TABLE


                                                                             Long Term Compensation
                                                                       --------------------------------
                                           ANNUAL COMPENSATION                 AWARDS          PAYOUTS
                                     -------------------------------   ---------------------  ---------
                                                                       Restricted
                                                        Other Annual    Stock     Securities  LTIP        All Other
                             Fiscal  Salary    Bonus    Compensation    Awards    Underlying  Payouts    Compensation
Name and Principal Position   Year   (1)($)    (2)($)      (3)($)      (4)(5)($)   Options (#) (6)($)       (7)($)
---------------------------- ------- -------- --------- -------------- ----------- ----------- ---------- -------------

William W. McCarten          1999    506,500   352,186          0             0             0  4,677,679     35,062
   President                 1998    485,000   267,720          0       990,635       245,518    470,139     35,109
                             1997    465,000   290,625          0             0             0  1,352,070     26,802
John J. McCarthy             1999    315,000   187,510          0             0             0  1,777,759     82,912
   Senior Vice President     1998    297,500   150,901          0       303,834       125,501    132,688    367,346
                             1997    285,000   165,870          0             0             0    381,600     98,278
Joe P. Martin                1999    205,000   110,245          0             0             0  1,062,292     17,611
   Senior Vice President,    1998    184,000    85,005          0       187,919        77,621     77,403     17,170
   General Counsel and       1997    176,000    93,104          0             0             0    217,300     10,319
   Secretary
Thomas G. O'Hare             1999    286,000   170,265          0             0             0  1,524,969     25,172
   Former Senior Vice        1998    260,000   131,880          0       265,530       109,682    121,633     24,770
   President                 1997    249,000   144,918          0             0             0    349,800     25,154
Brian W. Bethers             1999    233,077   138,758          0             0             0  1,300,698     19,135
   Former Senior Vice        1998    214,000    98,864          0       218,548        90,276     88,459     18,654
   President and Chief       1997    205,000   104,345          0             0             0    254,400     18,855
   Financial Officer




----------

(1) Salary amounts include base salary earned and paid in cash during the fiscal year and the amount of base salary deferred at the election of the executive officer under HMSC's Employees' Profit Sharing, Retirement and Savings Plan and Trust (the "Profit Sharing Plan") and Executive Deferred Compensation Plan (the "Deferred Compensation Plan").

(2) Bonus (annual cash incentive) includes the amount of cash bonus earned pursuant to the named individual's bonus plan during the fiscal year and paid subsequent to the end of each fiscal year. The 1999 bonus payments were paid in February 2000.

(3) Perquisites and other personal benefits, securities or property are not reported since they were equal to the lesser of $50,000 or 10% of the total of annual salary and bonus for each executive officer for each year.

(4) This column of the table reports restricted shares subject to "General Restrictions". Restricted shares with "Performance Restrictions" are reported as long-term incentive plan ("LTIP") awards and are not reported as restricted stock awards on this table. Holders of restricted stock were entitled to dividends, if any, paid by HMSC to holders of its Common Stock. No dividends were paid in 1997, 1998 or 1999. In 1998, new LTIP restricted stock awards were made to the executives listed in the Table. The new 1998 awards vested ratably over a three-year period beginning August 1998, and were subject to General Restrictions, including that the executive remain employed by HMSC. The values of the 1998 awards were calculated at $10.344 per share, the average of the high and low of HMSC stock on the New York Stock Exchange on the date of the grant. These awards vested in connection with the tender and change in control of HMSC by Autogrill S.p.A., which transaction is described in HMSC's Schedule 14D-9 filed with the SEC on July 30, 1999 and incorporated by reference herein.

(5) HMSC's former parent, Host Marriott Corporation ("HMC") made awards of HMC Deferred Bonus Stock to Mr. McCarten, Mr. McCarthy, Mr. Martin, Mr. O'Hare and Mr. Bethers when they were employees of HMC. HMSC made no deferred awards to the named executives. The Deferred Stock Bonus Awards are stock awards granted by Host Marriott Corporation prior to the spinoff of HMSC in 1995 (the "Distribution"), which were generally derived based on dividing 20% of each individual's annual cash bonus award by the average of the high and low trading prices for a share of Host Marriott Corporation common stock on the New York Stock Exchange on the last trading day of the fiscal year. No voting rights or dividends are attributed to these Deferred Stock Bonus Award shares until such award shares are distributed. Awards may be denominated as current (pre-retirement) awards or deferred (retirement) awards. A current award is distributed in 10 annual installments commencing one year after the award is granted. A vested deferred award is distributed in a lump sum or in up to 10 annual installments following termination of employment. These awards generally are not subject to forfeiture once the employee reaches age 55 and has 10 years of service, or after 20 years of service with Board approval; however, the awards are not subject to forfeiture for any reason if the employee dies or becomes permanently disabled. Each share of Host Marriott Corporation Deferred Stock Bonus Awards held by each executive listed in the Summary Compensation Table was split at the Distribution into one share of HMSC Deferred Bonus Stock for each five shares of Host Marriott Corporation Deferred Bonus Stock. Under the terms of the restricted stock grants made to them, Mr. McCarten, Mr. McCarthy, Mr. O'Hare and Mr. Martin were not eligible to receive awards of Deferred Bonus Stock in 1994, 1995, 1996 and, in 1997, HMSC decided to no longer make Deferred Stock Bonus Awards. Each of these individuals received Deferred Bonus Stock awards for years prior to 1994 from Host Marriott Corporation, which were split into Host Marriott Corporation and HMSC deferred shares. Mr. Bethers was eligible to receive Deferred Bonus Stock awards in 1994 and 1995, but did not receive restricted stock in those years. In 1996, Mr. Bethers received a restricted stock award and became ineligible for 1996 and thereafter to receive any further Deferred Bonus Stock Awards. In January 1999, Mr. McCarten, Mr. McCarthy, Mr. O'Hare, Mr. Bethers and Mr. Martin received a distribution of HMSC deferred stock from previous awards as follows: Mr. McCarten, 81 shares valued at $821; Mr. McCarthy, 284 shares valued at $2,877; Mr. O'Hare, 62 shares valued at $628; Mr. Bethers, 184 shares valued at $1,864 and Mr. Martin, 38 shares valued at $385. Values are based on $10.125 per share, the average of the high and low of the trading prices of HMSC stock on the New York Stock Exchange as of January 4, 1999, the date the shares were released to each executive. No further HMSC deferred stock distributions will be made to any of the executives.

(6) The awards listed in the Column for LTIP payouts in 1999 reflect the vesting of long term stock incentives granted by HMSC in 1998 in connection with the acquisition of all of the common stocks of HMSC by a subsidiary of Autogrill S.p.A. effectuated by the merger of the acquisition subsidiary and HMSC on September 1, 1999, with HMSC being the surviving corporation. The Company continues to be a wholly-owned subsidiary of HMSC. The payouts to the listed executives were at $15.75, the tender price paid to all shareholders of HMSC. The transaction is more fully described in HMSC's Schedule 14D-9 filing with the SEC dated July 30, 1999 and incorporated by reference herein.

 (7) For 1999, amounts included as "All Other Compensation" represent HMSC contribution amounts received under one or more of the Profit Sharing Plan, the Deferred Compensation Plan or the Supplemental Retirement Plan for certain employees. For 1999 for Mr. McCarten, $3,840 was attributable to the Profit Sharing Plan and $24,022 was attributable to the Deferred Compensation Plan. For 1999 for Mr. McCarthy, $3,804 was attributable to the Profit Sharing Plan, $12,908 was attributable to the Deferred Compensation Plan, and $56,000 was attributable to the Supplemental Retirement Plan.



         For 1999 for Mr. O'Hare, $3,804 was attributable to the Profit Sharing Plan and $11,168 was attributable to the Deferred Compensation Plan. For 1999 for Mr. Bethers, $3,840 was attributable to the Profit Sharing Plan and $8,095 was attributable to the Deferred Compensation Plan. For 1999 for Mr. Martin, $3,758 was attributable to the Profit Sharing Plan and $6,653 was attributable to the Deferred Compensation Plan. Each of these executives also received $7,200 as a car allowance. Mr. O'Hare and Mr. McCarthy also were eligible for up to $3,000 per year for supplemental medical expenses.


STOCK OPTIONS

The Company does not award stock options or any other form of stock or stock appreciation right. The tables below set forth information regarding the award and exercise during fiscal year 1999 of certain options to purchase shares of HMSC Common Stock by each of the persons listed on the preceding Summary Compensation Table and the value on December 31, 1999, the end of the Company's fiscal year, of all unexercised options held by such individuals. No stock appreciation rights were awarded to the listed persons by HMSC in fiscal year 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

No stock option awards were made by the Company or HMSC to the persons listed in the Summary Compensation Table in 1999.

                      AGGREGATED STOCK OPTION EXERCISES IN

               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES*

The Company does not grant stock options. Stock options in its parent, HMSC, were canceled in connection with the acquisition of all of the common stock of HMSC by a subsidiary of Autogrill S.p.A., effectuated by a tender offer and merger of HMSC following the tender on September 1, 1999. HMSC was the surviving company in the merger and continues as the parent of the Company. The transaction is described in HMSC's Schedule 14D-9 filing with the SEC on July 30, 1999, which is incorporated by reference herein. The amounts stated in the table below are the tender amounts paid for the canceled options.


                                                                     NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED OPTIONS        NUMBER OF UNEXERCISED
                               SHARES ACQUIRED       VALUE                    AT                     IN-THE-MONEY OPTIONS AT
                                 ON EXERCISE       REALIZED            DECEMBER 31, 1999                DECEMBER 31, 1999
                                                                 -----------------------------     -----------------------------
           NAME                        (#)              ($)      EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
           ----              ----------------------------------- -----------     -------------    -----------     -------------
William W. McCarten                   0                559,781        0                0                0                0
John J. McCarthy                      0                286,142        0                0                0                0

Joe P. Martin                         0                176,976        0                0                0                0
Thomas G. O'Hare                      0                250,075        0                0                0                0
Brian W. Bethers                      0                205,829        0                0                0                0


--------------
     * No Stock Appreciation Rights (SARs) were granted in 1999.

                           LONG-TERM INCENTIVE AWARDS

No LTIP awards were made in 1999 by the Company or HMSC to the persons listed in the Summary Compensation Table.

COMPENSATION OF DIRECTORS

None of the current or former directors of the Company received compensation for service as a director during 1999.

EMPLOYMENT AND SEVERANCE AGREEMENTS

The Company does not have employment or severance agreements with any director or executive officer. Two prior directors of the Company, Mr. Bethers and Mr. O'Hare, entered into agreements for non-competition which prohibit their competition with the Company, each for a period of two years to 2002. The Company benefits from these non-competition agreements but is not a party to the agreements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There are no Compensation Committee interlocks.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company does not have any common equity that is publicly held.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE DISTRIBUTION

     Host Marriott Services Corporation ("Host Marriott Services") is the successor to the food, beverage and retail concession businesses of Host Marriott Corporation ("Host Marriott"). On December 29, 1995 (the "Distribution Date"), Host Marriott distributed, through a special dividend to holders of Host Marriott's common stock, 31.9 million shares of common stock of Host Marriott Services (the Company's parent), resulting in the division of Host Marriott's operations into two separate companies. The shares were distributed on the basis of one share of Host Marriott Services' common stock for every five shares of Host Marriott stock. All of the common shares of HMSC were acquired in a tender offer by a subsidiary of Autogrill S.p.A., in 1999, such transaction is described in HMSC's Schedule 14-9D filing with the SEC dated July 30, 1999, and incorporated by reference herein.

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

(i) Tax Sharing Agreement. This Agreement defines the parties' rights and obligations with respect to deficiencies and refunds of federal, state and other income or franchise taxes relating to the Company for tax years prior to the Distribution and with respect to certain tax matters of the Company after the Distribution.

(ii) Employee Benefits Allocation Agreement. This Agreement allocates certain responsibilities with respect to employee compensation, benefits and other employment and labor matters.

(iii) Transitional Services Agreements. The Company and Host Marriott also entered into a number of agreements pursuant to which each company agreed to provide certain services to the other and their respective subsidiaries for a transitional period which has now expired. Such services were provided on market terms and conditions.

      In addition, HMC has agreed to guarantee the Company's performance in connection with certain concessions operated by the Company. HMC has not been required to make any payments pursuant to these guarantees and the Company does not anticipate that any such payments will be made in 2000.

      The agreements established certain obligations for Host Marriott Services to issue shares upon exercise of Host Marriott warrants, which Host Marriott Services has since fulfilled its obligation, and to issue shares or pay cash to Host Marriott upon exercise of stock options and upon release of deferred stock awards held by certain former employees of Host Marriott. As a result of the Acquisition, Host Marriott Services will settle these obligations with cash.

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

     CONTINUING SERVICES AGREEMENT. This agreement provides that Host Marriott Services will receive (i) various corporate services such as computer systems support and telecommunication services; (ii) various procurement services, such as developing product specifications, selecting vendors and distributors for proprietary products and purchasing certain identified products; (iii) various product supply and distribution services; (iv) casualty claims administration services solely for claims which arose on or before October 8, 1993; (v) employee benefit administration services and (vi) a sublease for Host Marriott Services' headquarters office space. The office sublease was terminated in February 1997 when Host Marriott Services relocated to its new corporate headquarters. The Continuing Services Agreement will be renegotiated in 2000 and some or all the services provided under it may be terminated by Host Marriott Services. Such terminations will be pursuant to the terms of the Continuing Services Agreement.

     As a part of the Continuing Services Agreement, the Company paid Marriott International $80.7 million, $75.4 million and $77.3 million for purchases of food and supplies and paid $8.6 million, $8.8 million and $9.8 million for corporate support services during 1999, 1998 and 1997, respectively.

     NONCOMPETITION AGREEMENT. In connection with the MI Distribution, Host Marriott and Marriott International entered into a Noncompetition Agreement dated October 8, 1993 (the "Noncompetition Agreement") pursuant to which Host Marriott and its subsidiaries, including those comprising its food, beverage and retail concession businesses (the "Operating Group"), are prohibited from entering into, or acquiring an ownership interest in any entity that operates, any business that (i) competes with the food and facilities management business as currently conducted by Marriott International's wholly-owned subsidiary, Marriott Management Services, Inc. ("MMS," with such business being referred to as the "MMS Business"), provided that such restrictions do not apply to businesses that constitute part of the business comprising the then Host Marriott's Operating Group or (ii) competes with the hotel management business as conducted by Marriott International, subject to certain exceptions. Marriott International is prohibited from entering into, or acquiring an ownership interest in any entity that operates, any business that competes with the businesses comprising the then Host Marriott's Operating Group, providing that such restrictions do not apply to businesses that constitute a part of the MMS Business. The Noncompetition Agreement provides that the parties (including Host Marriott Services) and any successor thereto will continue to be bound by the terms of the agreement until October 8, 2000. On March 27, 1998, the MMS Business became the principal business of Sodexho Marriott Services, Inc., which was combined with the North American operations of Sodexho Alliance S.A. The rights and duties of Host Marriott Services under the Noncompetition Agreement with Marriott International were preserved in the transaction. Sodexho Marriott Services, Inc. is now a party to the Noncompetition Agreement with Host Marriott Services. The Noncompetition Agreement expires October 8, 2000.

     LICENSE AGREEMENT. Pursuant to the terms of a License Agreement between Host Marriott and Marriott International dated October 8, 1993 (the "License Agreement"), the right, title and interest in certain trademarks, including the "Marriott" name, were conveyed to Marriott International and Host Marriott and its subsidiaries, including those comprising the Operating Group. As a result, Host Marriott Services was granted a license to use such trademarks in its corporate name and in connection with the Operating Group business subject to certain restrictions set forth in the License Agreement. In connection with the Distribution, Host Marriott Services and Marriott International entered into a new License Agreement pursuant to which Host Marriott Services and its subsidiaries retained the license to use such trademarks subject to the License Agreement. The License Agreement expired on March 22, 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)   LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

      (1)  FINANCIAL STATEMENTS

           All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

      (2)  FINANCIAL STATEMENT SCHEDULES

           The following financial information is filed herewith on the pages indicated.

           FINANCIAL SCHEDULES:                                      PAGE
           --------------------                                     ------
           I.   Valuation and Qualifying Accounts                 S-1 to S-2

           All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

        (3)  EXHIBITS

         EXHIBIT NO.                                DESCRIPTION
         -----------                               -------------
           21                   Listing of Subsidiaries of the Registrant
           27                   Financial Data Schedule (EDGAR Filing Only)

(b)   Reports on Form 8-K
      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 1999.

                            HOST INTERNATIONAL, INC.

                            By: /S/ LAWRENCE E. HYATT
                            -------------------------
                                Lawrence E. Hyatt
        Senior Vice President (Principal Financial Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their indicated capacities and on the date set forth above.

        SIGNATURE                                    TITLE
       -----------                                  -------
/S/ WILLIAM W. MCCARTEN            President (Principal Executive Officer)
---------------------------------
William W. McCarten

/S/ LAWRENCE E. HYATT              Senior Vice President
--------------------------------- (Principal Financial Officer and Director) Lawrence E. Hyatt

/S/ TIMOTHY H. PEASE               Vice President (Principal Accounting Officer)
---------------------------------
Timothy H. Pease

/S/ JOHN M. GREEN                  Senior Vice President and Director
---------------------------------
John M. Green

/S/ JOHN J. MCCARTHY               Senior Vice President and Director
---------------------------------
John J. McCarthy

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT:

No annual report or proxy materials will be sent to security holders of the registrant other than this annual report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To the Shareholder of Host International, Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Host International, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 14, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule appearing on page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Vienna, Virginia
March 14, 2000

                                                                     SCHEDULE I

                            HOST INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
         FOR THE FISCAL YEARS ENDED DECEMBER 31, 1999, JANUARY 1, 1999
                              AND JANUARY 2, 1998


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
--------------------------------------------- ---------------- -- -------------- -- --------------- --- -------------

                                                                          (IN MILLIONS)

Allowance for doubtful accounts
      1997                                              $10.3             $ 7.4            $ (0.1)            $ 17.6
      1998                                               17.6               1.4              (8.7)              10.3
      1999                                               10.3               5.2              (4.3)              11.2


Allowance for notes receivable
      1997                                                0.4               0.2               ---                0.6
      1998                                                0.6               0.9              (0.2)               1.3
      1999                                                1.3               0.1              (0.2)               1.2

--------------------------------------------- ---------------- -- -------------- -- --------------- --- -------------

(1) Charges to the accounts are for the purpose for which the reserves were created.
(2) The deferred tax asset valuation allowance has been omitted from this schedule because the required information is shown in the notes to the financial statements.
