Form 10-Q
period 2000-03-24
HOST INTERNATIONAL INC /DE/
filed 2000-05-05
CIK 905042

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 24, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR TRANSITION PERIOD FROM ___________ TO ___________

                          COMMISSION FILE NO. 33-95060

                            HOST INTERNATIONAL, INC.

  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                   52-1242334
---------------------------------       ----------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)


         6600 ROCKLEDGE DRIVE
          BETHESDA, MARYLAND                                   20817
----------------------------------------                     ---------
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

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION (UNAUDITED):

          Condensed Consolidated Statements of Operations -
            For the Twelve Weeks Ended March 24, 2000 and
            March 26, 1999                                                     2

          Condensed Consolidated Balance Sheets -
            As of March 24, 2000 and December 31, 1999                         3

          Condensed Consolidated Statements of Cash Flows -
            For the Twelve Weeks Ended March 24, 2000 and
            March 26, 1999                                                     4

          Condensed Consolidated Statement of Shareholder's Deficit -
            For the Twelve Weeks Ended March 24, 2000                          5

          Notes to Condensed Consolidated Financial Statements              6-11

          Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      12-18

          Quantitative and Qualitative Disclosure about Market Risk           19


PART II.  OTHER INFORMATION AND SIGNATURE:

          Legal Proceedings                                                   20

          Changes in Securities and Use of Proceeds                           20

          Defaults Upon Senior Securities                                     20

          Submission of Matters to a Vote of Security Holders                 20

          Other Information                                                   20

          Exhibits and Reports on Form 8-K                                    20

          Signature                                                           21

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN MILLIONS)

                                                                                             TWELVE WEEKS ENDED
                                                                                       --------------------------------
                                                                                          MARCH 24,       MARCH 26,
                                                                                             2000           1999
-----------------------------------------------------------------------------------------------------------------------
REVENUES                                                                                       $298.3         $281.9
-----------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Cost of sales                                                                                84.7           81.5
    Payroll and benefits                                                                         97.6           91.6
    Rent                                                                                         44.4           43.3
    Royalties                                                                                     6.8            6.0
    Depreciation and amortization                                                                15.8           14.0
    General and administrative                                                                   18.3           14.3
    Other                                                                                        26.1           26.5
-----------------------------------------------------------------------------------------------------------------------
       Total operating costs and expenses                                                       293.7          277.2
-----------------------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                                                                  4.6            4.7

    Interest expense                                                                            (10.3)          (9.5)
    Interest income                                                                               0.1            0.2
-----------------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                                          (5.6)          (4.6)

Benefit for income taxes                                                                         (2.1)          (1.8)
-----------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle                                  (3.5)          (2.8)
Cumulative effect of change in accounting for start-up
   activities, net of tax benefit of $0.5 million                                                 ---           (0.7)
-----------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                                       $ (3.5)        $ (3.5)
-----------------------------------------------------------------------------------------------------------------------






            See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                   MARCH 24,           DECEMBER 31,
                                                                                      2000                 1999
------------------------------------------------------------------------------- ----------------- -- -----------------
                                    ASSETS

Current assets:
   Cash and cash equivalents                                                           $  34.0              $  34.7
   Accounts receivable, net                                                               41.1                 36.5
   Inventories                                                                            36.9                 39.9
   Deferred income taxes                                                                  14.2                 14.3
   Short-term loan to HMSHost Corporation                                                  9.9                  ---
   Prepaid rent                                                                            8.1                  9.7
   Other current assets                                                                   28.6                 21.2
------------------------------------------------------------------------------- ----------------- -- -----------------
   Total current assets                                                                  172.8                156.3

Property and equipment, net                                                              350.7                343.6
Intangible assets                                                                         22.5                 23.0
Deferred income taxes                                                                     79.8                 79.8
Other assets                                                                              20.0                 20.3
------------------------------------------------------------------------------- ----------------- -- -----------------
   Total assets                                                                        $ 645.8              $ 623.0
------------------------------------------------------------------------------- ----------------- -- -----------------

                    LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
   Accounts payable                                                                    $  90.5              $  87.2
   Accrued payroll and benefits                                                           45.8                 60.9
   Accrued interest payable                                                               14.3                  4.8
   Borrowings under line-of-credit agreement                                              79.5                 38.0
   Short-term borrowings from HMSHost Tollroads, Inc.                                     18.0                 16.5
   Short-term borrowings from HMSHost Corporation                                          ---                 10.3
   Current portion of long-term debt                                                       1.5                  1.3
   Other current liabilities                                                              35.2                 34.9
------------------------------------------------------------------------------- ----------------- -- -----------------
   Total current liabilities                                                             284.8                253.9

Long-term debt                                                                           404.3                405.0
Other liabilities                                                                         49.0                 49.3
------------------------------------------------------------------------------- ----------------- -- -----------------
   Total liabilities                                                                     738.1                708.2

Common stock, no par value, 100 shares authorized,
   issued and outstanding                                                                  ---                  ---
Accumulated other comprehensive loss                                                      (1.5)                (0.9)
Retained deficit                                                                         (90.8)               (84.3)
------------------------------------------------------------------------------- ----------------- -- -----------------
   Total shareholder's deficit                                                           (92.3)               (85.2)
------------------------------------------------------------------------------- ----------------- -- -----------------
   Total liabilities and shareholder's deficit                                         $ 645.8              $ 623.0
------------------------------------------------------------------------------- ----------------- -- -----------------


            See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN MILLIONS)

                                                                                          TWELVE WEEKS ENDED
                                                                                 -------------------------------------
                                                                                   MARCH 24,            MARCH 26,
                                                                                      2000                1999
-------------------------------------------------------------------------------- ------------------- -----------------

OPERATING ACTIVITIES

   Net loss                                                                             $ (3.5)              $ (3.5)
   Cumulative effect of change in accounting principle, net of taxes                       ---                  0.7
-------------------------------------------------------------------------------- ---------------- -- -----------------
   Net loss before cumulative effect of change in accounting principle                    (3.5)                (2.8)

   Adjustments to reconcile net loss to cash from operations:
     Depreciation and amortization                                                        16.4                 14.2
     Amortization of deferred financing costs                                              0.3                  0.3
     Deferred income taxes                                                                 0.2                 (0.5)
     Other                                                                                (0.5)                 0.3
     Working capital changes:
       Increase in accounts receivable                                                    (4.6)                (0.9)
       Decrease in inventories                                                             2.8                  1.5
       Increase in other current assets                                                   (5.8)               (11.0)
       (Decrease) increase in accounts payable and accruals                               (1.4)                12.5
-------------------------------------------------------------------------------- ---------------- -- -----------------
   Cash provided by operations                                                            3.9                  13.6

INVESTING ACTIVITIES

   Capital expenditures                                                                  (23.9)               (29.7)
   Intercompany loan receivable                                                           (9.9)                 ---
   Other, net                                                                              0.6                 (2.0)
-------------------------------------------------------------------------------- ---------------- -- -----------------
   Cash used in investing activities                                                     (33.2)               (31.7)

FINANCING ACTIVITIES

   Repayments of long-term debt                                                           (0.5)                (0.5)
   Net borrowings under line-of-credit agreement                                          41.5                  3.4
   Proceeds from intercompany short-term borrowings                                        2.6                  9.3
   Repayment of intercompany short-term borrowings                                       (11.4)                (0.7)
   Payment to Host Marriott Corporation for Marriott
     International options and deferred shares                                            (3.0)                (1.7)
   Other                                                                                  (0.6)                (0.1)
-------------------------------------------------------------------------------- ---------------- -- -----------------
   Cash provided by financing activities                                                  28.6                  9.7

DECREASE IN CASH AND CASH EQUIVALENTS                                                     (0.7)                (8.4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            34.7                 33.1
-------------------------------------------------------------------------------- ---------------- -- -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 34.0               $ 24.7
-------------------------------------------------------------------------------- ---------------- -- -----------------




            See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT (UNAUDITED) TWELVE WEEKS ENDED MARCH 24, 2000

(IN MILLIONS)

                                                                                        ACCUMULATED
                                                                                           OTHER
                                                         COMMON        RETAINED        COMPREHENSIVE
                                                          STOCK         DEFICIT             LOSS             TOTAL
------------------------------------------------------ ------------ ---------------- ------------------- --------------
Balance, December 31, 1999                              $    ---          $ (84.3)            $  (0.9)       $ (85.2)
------------------------------------------------------ ------------ ---------------- ------------------- --------------

  Comprehensive loss:
     Net loss                                                ---             (3.5)                ---           (3.5)
     Foreign currency translation adjustments                ---              ---                (0.6)          (0.6)
------------------------------------------------------ ------------ ---------------- ------------------- --------------
  Total comprehensive loss                                   ---             (3.5)               (0.6)          (4.1)

  Payment to Host Marriott Corporation
     for Marriott International options and
     deferred shares                                         ---             (3.0)                ---           (3.0)
------------------------------------------------------ ------------ ---------------- ------------------- --------------
BALANCE, MARCH 24, 2000                                 $    ---          $ (90.8)            $ (1.5)        $ (92.3)
------------------------------------------------------ ------------ ---------------- ------------------- --------------










            See notes to condensed consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1. The accompanying condensed consolidated financial statements of Host International, Inc. (the "Company", a wholly-owned subsidiary of HMSHost Corporation - "HMS", formerly Host Marriott Services Corporation) and its subsidiaries, have been prepared without audit. The Company is the leading operator of food, beverage and retail concessions at airports, on tollroads and in shopping malls, with facilities at nearly every major commercial airport and tollroad in the United States. The Company manages travel plazas on six tollroads for HMSHost Tollroads, Inc. ("HMTR," formerly Host Marriott Tollroads, Inc. and a wholly-owned subsidiary of HMS) and receives management fees for such services. Base management fees are determined as a percentage of revenues, with additional incentive management fees determined as a percentage of available cash flow.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 ("Form 10-K"). Capitalized terms not otherwise defined herein have the meanings specified in the Form 10-K.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments, except as described below in Note 2) necessary to present fairly the consolidated financial position of the Company as of March 24, 2000, and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated. Certain reclassifications were made to the prior year financial statements to conform to the 2000 presentation.

2. Autogrill SpA ("Autogrill") acquired HMS on September 1, 1999 (the "Acquisition"). Autogrill is the leading food management firm for travel venues in Europe, with operations in Italy, France, Germany, Greece, Belgium, Luxembourg, Spain, Austria and The Netherlands. HMS assumed the debt associated with the funding of the Acquisition. The Company and its subsidiaries did not assume and are not obligated to the debt obligations associated with the funding.

     As a result of the Acquisition, HMS converted all outstanding stock plan awards into cash awards, some of which were deferred over future vesting periods through fiscal year 2001. The Company recorded $0.8 million of compensation expenses for the vesting of deferred cash awards in the first quarter of 2000.

3. During the first quarter of 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-Up Activities." As a result of the adoption of SOP 98-1, the Company capitalized internal payroll and benefits costs of $0.1 million in the first quarter of 2000 and $0.1 million in the first quarter of 1999 that previously would have been expensed. The adoption of SOP 98-5 in the first quarter of 1999 resulted in a $0.7 million charge, net of tax benefit of $0.5 million, for a change in accounting principle. The Company also adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" during 1999 and the adoption did not have a material effect on the Company's consolidated financial statements.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


4. In the first quarter of 1999, the Company incurred a capital lease obligation when it entered into leases for new equipment totaling $0.7 million. As of the end of the first quarter of 2000, the Company had capital lease obligations totaling $0.8 million.

5. The Company's management evaluates the performance of each of its three operating segments based on profit or loss from operations before allocation of general and administrative expenses, interest, income taxes and cumulative effects of changes in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K. Financial information for the Company's three business segments is provided in the following tables.

                                                                               TWELVE WEEKS ENDED
                                                                      -------------------------------------
                                                                         MARCH 24,           MARCH 26,
                (IN MILLIONS)                                               2000               1999
                -------------------------------------------------------------------------------------------
                REVENUES:
                  Airports                                                    $ 256.6             $ 246.3
                  Travel plazas                                                  31.0                30.5
                  Shopping malls                                                 10.7                 5.1
                -------------------------------------------------------------------------------------------
                Total segment revenues                                        $ 298.3             $ 281.9
                -------------------------------------------------------------------------------------------

                OPERATING PROFIT (LOSS):(1)
                  Airports                                                    $  24.5             $  20.2
                  Travel plazas                                                  (0.2)               (0.5)
                  Shopping malls                                                 (1.4)               (0.7)
                -------------------------------------------------------------------------------------------
                Total segment operating profit                                $  22.9             $  19.0
                -------------------------------------------------------------------------------------------

                (1)   Before general and administrative expenses.


                                                                         MARCH 24,          DECEMBER 31,
                (IN MILLIONS)                                               2000                1999
                ----------------------------------------------------------------------------------------------
                ASSETS:
                  Airports                                                     $ 394.2              $ 386.6
                  Travel plazas                                                   46.7                 47.3
                  Shopping malls                                                  35.3                 35.7
                ----------------------------------------------------------------------------------------------
                Total segment assets                                           $ 476.2              $ 469.6
                ----------------------------------------------------------------------------------------------


Reconciliations of segment data to the Company's  consolidated data follow:

                                                                               TWELVE WEEKS ENDED
                                                                      -------------------------------------
                                                                         MARCH 24,           MARCH 26,
                (IN MILLIONS)                                               2000               1999
                -------------------------------------------------------------------------------------------
                OPERATING PROFIT:
                  Segments                                                     $ 22.9              $ 19.0
                  General and administrative expenses                           (18.3)              (14.3)
                -------------------------------------------------------------------------------------------
                Total operating profit                                         $  4.6              $  4.7
                -------------------------------------------------------------------------------------------


                                                                          MARCH 24,         DECEMBER 31,
                (IN MILLIONS)                                               2000                1999
                --------------------------------------------------------------------------------------------
                ASSETS:
                  Segments                                                     $ 476.2              $ 469.6
                  Corporate and other                                            169.6                153.4
                --------------------------------------------------------------------------------------------
                Total assets                                                   $ 645.8              $ 623.0
                --------------------------------------------------------------------------------------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


6. Subsequent to the end of the first quarter of 2000, the Company notified the bondholders of its intention to call the Senior Notes to be due and payable on May 15, 2000. With the Senior Notes being called, debt funding will be provided by equity and an intercompany loan from HMS, which will use credit lines available through Autogrill SpA and its subsidiaries.

7.   SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION
     Certain subsidiaries of the Company guarantee the Senior Notes. The separate financial statements of each guaranteeing subsidiary (together, the "Guarantor Subsidiaries") are not presented because the Company's management has concluded that such separate financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company. The Company's controlled affiliates, in which the Company owns between 50% and 90% interest, are not guarantors of the Senior Notes (together, the "Non-Guarantor Subsidiaries"). The ability of the Company's Non-Guarantor Subsidiaries to pay dividends to the Company is restricted to the extent of the minority interests' share in the affiliates' combined net assets. There is no subsidiary of the Company the capital stock of which comprises a substantial portion of the collateral for the Senior Notes within the meaning of Rule 3-10 of Regulation S-X. The following condensed consolidating financial information sets forth the combined results of operations, financial position, and cash flows of the parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Certain reclassifications were made to conform all of the supplemental information to the financial presentation on a consolidated basis. The principal eliminating and adjusting entries reflect (i) Company debt and related interest charges reflected in the financial statements of the Company (as obligor) and also the Guarantor Subsidiaries, (as guarantors), (ii) investments, advances and equity in earnings in subsidiaries, and (iii) the minority interests' equity interests in the partnership distributions and the minority interest liabilities.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                   TWELVE WEEKS ENDED MARCH 24, 2000
------------------------------------------ ----------------------------------------------------------------------------------
                                                         GUARANTOR       NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                                PARENT     SUBSIDIARIES     SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------
Revenues                                    $   ---          $240.0              $58.3             $  ---           $298.3
Operating costs and expenses                    ---           237.8               55.9                ---            293.7
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Operating profit                                ---             2.2                2.4                ---              4.6
Interest expense                              (10.2)          (10.3)               ---               10.2            (10.3)
Interest income                                 0.1             ---                ---                ---              0.1
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Income (loss) before income taxes             (10.1)           (8.1)               2.4               10.2             (5.6)
(Benefit) provision for income taxes           (3.8)           (3.0)               0.9                3.8             (2.1)
Equity interest in affiliates                   2.8             ---                ---               (2.8)             ---
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------
Net income (loss)                            $ (3.5)         $ (5.1)             $ 1.5              $ 3.6           $ (3.5)
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


                                                                   TWELVE WEEKS ENDED MARCH 26, 1999
------------------------------------------ ----------------------------------------------------------------------------------
                                                         GUARANTOR       NON-GUARANTOR     ELIMINATIONS &
(IN MILLIONS)                                PARENT     SUBSIDIARIES     SUBSIDIARIES        ADJUSTMENTS      CONSOLIDATED
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------
Revenues                                    $   ---         $ 220.1              $61.8            $   ---           $281.9
Operating costs and expenses                    ---           217.3               59.9                ---            277.2
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Operating profit                                ---             2.8                1.9                ---              4.7
Interest expense                               (9.2)           (9.5)               ---                9.2             (9.5)
Interest income                                 0.2             ---                ---                ---              0.2
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------

Income (loss) before income taxes and
    cumulative effect of change in
    accounting principle                       (9.0)           (6.7)               1.9                9.2             (4.6)
Provision (benefit) for income taxes           (3.5)           (2.6)               0.8                3.5             (1.8)
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------
Income (loss) before cumulative effect
    of change in accounting principle          (5.5)           (4.1)               1.1                5.7             (2.8)
Cumulative effect of change in
    accounting for start up activities,
    net of tax benefit of $0.5 million          ---            (0.7)               ---                ---             (0.7)
Equity interest in affiliates                   2.0             ---                ---               (2.0)             ---
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------
Net income (loss)                            $ (3.5)        $  (4.8)            $  1.1             $  3.7           $ (3.5)
------------------------------------------ ----------- --------------- ------------------ ------------------ ----------------



SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

                                                                                MARCH 24, 2000
--------------------------------------------- -----------------------------------------------------------------------------------
                                                               GUARANTOR       NON-GUARANTOR    ELIMINATIONS &
(IN MILLIONS)                                    PARENT      SUBSIDIARIES      SUBSIDIARIES       ADJUSTMENTS     CONSOLIDATED
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------
Current assets:
   Cash and cash equivalents                     $  13.3          $  11.6             $   9.1        $    ---          $  34.0
   Short-term loan to HMSHost Corporation            9.9              ---                 ---             ---              9.9
   Other current assets                              ---             78.9                50.0             ---            128.9
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------
   Total current assets                             23.2             90.5                59.1             ---            172.8

Property and equipment, net                          ---            288.2                62.5             ---            350.7
Other assets                                         ---            114.2                 8.1             ---            122.3
Investments in subsidiaries                        382.0              ---                 ---          (382.0)             ---
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------
Total assets                                     $ 405.2          $ 492.9             $ 129.7         $(382.0)         $ 645.8
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------

Current liabilities:
   Accounts payable                             $    ---          $  72.8             $  17.7        $    ---          $  90.5
   Accrued payroll and benefits                      ---             43.3                 2.5             ---             45.8
   Borrowings under line-of-credit agreement        79.5              ---                 ---             ---             79.5
   Short-term borrowings from HMSHost
     Tollroads, Inc.                                18.0              ---                 ---             ---             18.0
   Other current liabilities                         ---             30.5                20.5             ---             51.0
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------
   Total current liabilities                        97.5            146.6                40.7             ---            284.8

Long-term debt                                     400.0            402.6                 1.7          (400.0)           404.3
Other liabilities                                    ---             34.9                 1.0            13.1             49.0
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------
   Total liabilities                               497.5            584.1                43.4          (386.9)           738.1

Owner's equity (deficit)                           (92.3)           (91.2)               86.3             4.9            (92.3)
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------
Total liabilities and owner's deficit            $ 405.2          $ 492.9             $ 129.7         $(382.0)         $ 645.8
--------------------------------------------- ------------- ---------------- ------------------ ---------------- ----------------

                                       9

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


                                                                             DECEMBER 31, 1999
---------------------------------------------- ------------------------------------------------------------------------------
                                                             GUARANTOR     NON-GUARANTOR    ELIMINATIONS &
(IN MILLIONS)                                    PARENT    SUBSIDIARIES    SUBSIDIARIES      ADJUSTMENTS      CONSOLIDATED
---------------------------------------------- ----------- -------------- ---------------- ----------------- ----------------
Current assets:
   Cash and cash equivalents                    $   9.2        $  21.9           $  3.6          $    ---          $  34.7
   Other current assets                             ---           80.9             40.7               ---            121.6
---------------------------------------------- ----------- -------------- ---------------- ----------------- ----------------
   Total current assets                             9.2          102.8             44.3               ---            156.3

Property and equipment, net                         ---          279.1             64.5               ---            343.6
Other assets                                        ---          115.3              7.8               ---            123.1
Investments in subsidiaries                       370.4            ---              ---            (370.4)             ---
---------------------------------------------- ----------- -------------- ---------------- ----------------- ----------------
Total assets                                    $ 379.6        $ 497.2          $ 116.6           $(370.4)         $ 623.0
---------------------------------------------- ----------- -------------- ---------------- ----------------- ----------------

Current liabilities:
   Accounts payable                            $    ---        $  64.9          $  22.3          $    ---          $  87.2
   Accrued payroll and benefits                     ---           59.1              1.8               ---             60.9
   Borrowings under line-of-credit agreement       38.0            ---              ---               ---             38.0
   Short-term borrowings from HMSHost
     Tollroads, Inc.                               16.5            ---              ---               ---             16.5
   Short-term borrowings from HMSHost
     Corporation                                   10.3            ---              ---               ---             10.3
   Other current liabilities                        ---           32.7              8.3               ---             41.0
---------------------------------------------- ----------- -------------- ---------------- ----------------- ----------------
   Total current liabilities                       64.8          156.7             32.4               ---            253.9

Long-term debt                                    400.0          402.8              2.2            (400.0)           405.0
Other liabilities                                   ---           35.1              1.6              12.6             49.3
---------------------------------------------- ----------- -------------- ---------------- ----------------- ----------------
   Total liabilities                              464.8          594.6             36.2            (387.4)           708.2

Shareholder's equity (deficit)                    (85.2)         (97.4)            80.4              17.0            (85.2)
---------------------------------------------- ----------- -------------- ---------------- ----------------- ----------------
Total liabilities and shareholder's deficit     $ 379.6        $ 497.2          $ 116.6           $(370.4)         $ 623.0
---------------------------------------------- ----------- -------------- ---------------- ----------------- ----------------

                                       10

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                         TWELVE WEEKS ENDED MARCH 24, 2000
----------------------------------------------------- ------------------------------------------------------------------------
                                                                                     NON-       ELIMINATIONS
                                                                   GUARANTOR       GUARANTOR          &
(IN MILLIONS)                                          PARENT     SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------
Cash (used in) provided by operations                  $ (9.8)        $  (0.1)       $   4.0         $  9.8          $  3.9
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------

Investing activities:
   Capital expenditures                                   ---           (23.0)          (0.9)           ---           (23.9)
   Intercompany loan receivable                          (9.9)            ---            ---            ---            (9.9)
   Other                                                  ---             0.6           (3.5)           3.5             0.6
   Advances (to) from subsidiaries                       (8.9)           16.0            2.7           (9.8)            ---
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------
   Cash provided by (used in) investing activities      (18.8)           (6.4)          (1.7)          (6.3)          (33.2)
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------

Financing activities:
   Repayments of debt                                     ---            (0.2)          (0.3)           ---            (0.5)
   Net borrowings under line-of-credit agreement         41.5             ---            ---            ---            41.5
   Proceeds from intercompany short-term borrowings       2.6             ---            ---            ---             2.6
   Repayment of intercompany short-term borrowings      (11.4)            ---            ---            ---           (11.4)
   Payment to Host Marriott Corporation for Marriott
     International options and deferred shares            ---            (3.0)           ---            ---            (3.0)
   Partnership contributions (distributions), net         ---             ---            3.5           (3.5)            ---
   Other                                                  ---            (0.6)           ---            ---            (0.6)
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------
   Cash provided by (used in) financing activities       32.7            (3.8)           3.2           (3.5)           28.6
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------
Increase (decrease) in cash and cash equivalents       $  4.1        $  (10.3)        $  5.5        $   ---         $  (0.7)
----------------------------------------------------- ---------- --------------- -------------- -------------- ---------------

                                                                      TWELVE WEEKS ENDED MARCH 26, 1999
------------------------------------------------- --------------------------------------------------------------------------
                                                                                   NON-       ELIMINATIONS
                                                                 GUARANTOR       GUARANTOR          &
(IN MILLIONS)                                       PARENT      SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------
Cash (used in) provided by operations                $ (8.7)       $    8.3        $   5.3         $   8.7       $   13.6
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------

Investing activities:
   Capital expenditures                                 ---           (20.3)          (9.4)           ---           (29.7)
   Other                                                ---            (2.0)          (4.6)           4.6            (2.0)
   Advances (to) from subsidiaries                     (3.6)            8.1            4.2           (8.7)            ---
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------
   Cash used in investing activities                   (3.6)          (14.2)          (9.8)          (4.1)          (31.7)
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------

Financing activities:
   Repayments of long-term debt                         ---            (0.2)          (0.3)           ---            (0.5)
   Proceeds from intercompany short-term                9.3             ---            ---            ---             9.3
      borrowings
   Repayment of intercompany short-term                (0.7)            ---            ---            ---            (0.7)
      borrowings
   Payment to Host Marriott Corporation for
     Marriott International options and
     deferred shares                                    ---            (1.7)           ---            ---            (1.7)
   Net borrowings under line-of-credit
     agreement                                          3.4             ---            ---            ---             3.4
   Partnership contributions
     (distributions), net                               ---             ---            4.6           (4.6)            ---
   Other                                                ---            (0.1)           ---            ---            (0.1)
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------
   Cash provided by (used in) financing activities     12.0            (2.0)           4.3           (4.6)            9.7
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------
Decrease in cash and cash equivalents                $ (0.3)          $(7.9)         $(0.2)       $   ---           $(8.4)
------------------------------------------------- ------------ --------------- -------------- -------------- ---------------

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES. Revenues for the twelve weeks ("quarter") ended March 24, 2000 increased by 5.8% to $298.3 million from the same period in 1999, with revenue growth in all business lines. Revenues were driven by strong growth in comparable domestic airport concession operations, an increase in enplanements and the opening of several new mall contracts in the last twelve months offset by the public's fear of Year 2000 problems which significantly affected the Company's results for the first week of 2000 and the loss of one large off-airport contract in the fourth quarter of 1999.

                                                                          TWELVE WEEKS ENDED
                                                                     -----------------------------
                                                                       MARCH 24,     March 26,
      (IN MILLIONS)                                                       2000          1999
      ----------------------------------------------------------------------------------------------
      REVENUES BY BUSINESS LINE
          AIRPORTS:
             Domestic                                                       $235.8        $219.9
             International                                                    15.6          16.5
             Off-airports                                                      5.2           9.9
      ----------------------------------------------------------------------------------------------
                Total airports                                               256.6         246.3
      ----------------------------------------------------------------------------------------------
          TRAVEL PLAZAS                                                       31.0          30.5
          SHOPPING MALLS                                                      10.7           5.1
      ----------------------------------------------------------------------------------------------
          Total revenues                                                    $298.3        $281.9
      ----------------------------------------------------------------------------------------------


The Company's diversified branded concept portfolio, which consists of over 100 franchised, licensed or internally developed brands, is a unique competitive advantage in the marketplace. Brand awareness, customer familiarity with product offerings, and the perception of superior value and consistency are all factors contributing to higher revenue per enplaned passenger ("RPE") in branded facilities. Branded revenues in all of the Company's venues increased 18.2% for the first quarter of 2000 compared to a year ago and accounted for $120.3 million of the Company's total revenues. The majority of the increase related to the Company's continued transformation of airport locations from generic offerings to internationally known brands and unique local concepts. Branded concept revenues in all of the Company's venues have grown at a compound annual growth rate of 16.8% since 1997. The Company's exposure to any one brand is limited given the diversity of brands that are offered.


AIRPORTS

Total airport segment revenues increased 4.2% to $256.6 million for the first quarter of 2000 from $246.3 million a year ago.

Airport concession revenues were up 6.3% to $251.4 million for the first quarter of 2000 with domestic airport concession revenues up 7.2% to $235.8 million. Comparable domestic airport concession revenues, which comprise over 85% of total domestic airport revenues, grew 8.3% for the first quarter of 2000, from an estimated 3.7% growth in domestic passenger enplanements and 4.6% growth in RPE. Comparable domestic airport contracts exclude the negative affect of exited contracts, contracts with significant changes in scope of operation and contracts undergoing significant construction of new facilities as well as the positive impact of new contracts. During the first quarter of 2000, the Manchester, Miami, Newark, NY Kennedy, Sacramento, San Jose, Phoenix and San Francisco contracts were considered noncomparable. The passenger enplanement growth is estimated by the Air Transport Association whose member airlines represent 95% of all passenger traffic in the United States. RPE is the primary measure of how effective the Company is at capturing potential customers and increasing customer spending. Moderate increases in menu prices, the opening of new branded concepts at a number of the Company's larger locations, including Seattle and St. Louis, and various real estate maximization efforts contributed to the growth in RPE.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED


International airport revenues were down 5.5% to $15.6 million for the first quarter of 2000. The decrease is primarily attributable to exchange rate fluctuations and a decline in enplanements in the first quarter stemming from the public's fear of Year 2000 problems at one of the Company's larger international locations offset by the opening of operations at the Shenzhen Huangtian International Airport.

Revenues in off-airport locations decreased to $5.2 million in the first quarter of 2000 compared to $9.9 million in the first quarter of 1999. This decrease in revenues reflects the Company's exit from a large off-airport contract during 1999.


TRAVEL PLAZAS

Travel plaza concession revenues for the first quarter of 2000 were up 1.4% to $28.3 million. In addition, travel plaza management fee income for the quarter was up 3.8% to $2.7 million compared to a year ago. Revenue growth benefited from increased tollroad traffic, increases in menu prices and the introduction of new branded concepts to selected locations offset by the exit of a tollroad contract during the first quarter of 2000.


SHOPPING MALLS

Shopping mall food court concession revenues increased $5.6 million to $10.7 million in the first quarter of 2000. The increase can be attributed to the opening of the Brzezinska Metro mall in Poland during the first quarter of 2000 and the openings of the Concord Mills and Jersey Gardens malls in the United States as well as the Warsaw Marki and Zabrze Metro malls in Poland during the fourth quarter of 1999. Revenues at comparable locations that have been open at least one year increased by 3.9% compared to the first quarter of 1999. The company's results reflect the negative impact of increased competition in areas surrounding its mall locations and lower than expected customer traffic. International shopping mall revenues totaled $0.6 million for the first quarter of 2000.


OPERATING COSTS AND EXPENSES. The Company's total operating costs and expenses increased to 98.5% of total revenues in the first quarter of 2000 compared with 98.3% of total revenues in the first quarter of 1999. The operating profit margin decreased to 1.5% in 2000 compared with 1.7% in 1999. Operating profit was reduced in 2000 by $0.8 million in Acquisition-related charges for deferred cash awards and $2.4 million of costs related to organizational effectiveness studies to identify cost savings opportunities by streamlining core business processes and lowering the Company's overall cost structure. Offsetting these increases in expenses was a $0.8 million decrease in Year 2000 readiness costs when comparing the first quarter of 2000 to the same period a year ago.

Cost of sales were 3.9% above the first quarter of last year and totaled $84.7 million, with a 50 basis point improvement in the cost of sales margin, which totaled 28.4%. The improvement in the cost of sales margin has been driven by food and beverage locations and reflects cost management initiatives and the continued utilization of loss prevention programs.

Payroll and benefits totaled $97.6 million during the first quarter of 2000, a 6.6% increase over the same quarter of last year. Payroll and benefits as a percentage of total revenues increased 20 basis points to 32.7%. The increase in the payroll and benefits margin was driven by an increase in payroll costs due to tight labor markets. The Company is continuing to address the tight labor markets with increased emphasis on recruitment and retention as well as the continued use of labor productivity and scheduling technology.

Rent expense totaled $44.4 million for the first quarter of 2000, an increase of 2.5% from the same quarter in 1999. Rent expense as a percentage of total revenues decreased 50 basis points to 14.9% and can be attributed to sales increases on contracts with fixed rental rates and new or renewed contracts with favorable rent margins.

Royalties expense for the first quarter of 2000 increased by 13.3% to $6.8 million. As a percentage of total revenues, royalties expense increased 20 basis points to 2.3%. The increase in royalties expense reflects the Company's continued introduction of branded concepts to its airport concession operations and the heavily branded shopping mall food court concession business. Branded facilities generate higher sales per square foot, contribute

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED


toward increased RPE, and position the Company to win and retain concession contracts. Royalties expense as a percentage of branded sales averaged 5.6% in the first quarter of 2000 compared with 5.9% in the first quarter of 1999, reflecting the addition of branded concepts with lower-than-average royalty percentages.

Depreciation and amortization expense, excluding $0.6 million of corporate depreciation on property and equipment, which is included as a component of general and administrative expenses, was $15.8 million for the first quarter of 2000, up 12.9%, excluding $0.2 million of corporate depreciation on property and equipment for the first quarter of 1999. The 30 basis point increase in the depreciation and amortization expense margin is attributed to increased capital investments from the Company's higher success rate in winning new contracts and extending existing contracts, as well as the continued introduction of branded facilities.

General and administrative expenses were $18.3 million for the first quarter of 2000, an increase of 28.0% from a year ago. The increase can be attributed to costs for organizational effectiveness studies of $2.4 million and
Acquisition-related compensation costs for deferred awards vesting through December, 2001 of $0.8 million, offset by a $0.8 million decrease in Year 2000 readiness costs. The general and administrative expense margin increased to 6.1% for the first quarter of 2000 compared to 5.1% a year ago.

Other operating expenses, which include utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, decreased 1.5% to $26.1 million for the first quarter of 2000 compared to the first quarter of 1999. Other operating expenses as a percentage of total revenues decreased 70 basis points to 8.7%.

OPERATING PROFIT. Operating profit, excluding general and administrative costs, increased 20.5% to $22.9 million. The overall operating profit margin, excluding general and administrative expenses, increased 90 basis points to 7.7% in the first quarter of 2000 compared to a year ago. Operating profit for airports, prior to the allocation of corporate general and administrative expenses, was $24.5 million and $20.2 million for the first quarter of 2000 and 1999,
respectively.   Operating  loss  for  travel  plazas,   excluding   general  and
administrative expenses, was $0.2 million and $0.5 million for the first quarters of 2000 and 1999, respectively. Operating loss for the shopping mall segment, excluding general and administrative expenses, totaled $1.4 million in the first quarter of 2000 compared with an operating loss of $0.7 million for the first quarter of 1999.

The airport segment operating profit margin, excluding general and administrative expenses, increased to 9.5% for the first quarter of 2000 compared with 8.2% for the first quarter of 1999. The increased margin reflects improved costs of sales margins offset by increased depreciation related to capital investments, higher payroll cost margins due to tight labor markets and start-up inefficiencies at new international locations.

The travel plazas operating loss margin, excluding general and administrative expenses, decreased to 0.6% in the first quarter of 2000 from 1.6% in the first quarter of 1999.

The shopping mall segment operating loss margin, excluding general and administrative expenses, was 13.1% for the first quarter of 2000 compared with an operating loss margin of 13.7% for the first quarter of 1999. The shopping mall segment reflects lower than expected customer traffic and start-up inefficiencies of new malls.

INTEREST EXPENSE. Interest expense increased 8.4% to $10.3 million for the first quarter of 2000 compared to the same period in 1999. The increase in interest expense reflects additional interest incurred on borrowings under the revolving credit facility and short-term, non-recourse borrowings from HMTR to fund capital expenditures.

INTEREST INCOME. Interest income decreased to $0.1 million for the first quarter of 2000 compared to a year ago due to lower cash balances during the quarter.

INCOME TAXES. The benefit for income taxes for the first quarter of 2000 totaled $2.1 million compared with a benefit for income taxes of $1.8 million for the first quarter of 1999. The Company reduced the effective tax rates in 2000 to 37.5% from 39.5% in the first quarter of 1999 as a result of Acquisition-related costs.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED



CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The Company adopted SOP 98-5 during the first quarter of 1999, which resulted in a one-time, after-tax write-off of deferred pre-opening costs totaling $1.2 million ($0.7 million after the related income tax benefit of $0.5 million). The SOP required pre-opening costs to be expensed as incurred in 1999 and beyond.

NET LOSS. The Company's net loss was $3.5 million for both the first quarter of 2000 and the first quarter of 1999. The results for 2000 reflect Acquisition-related compensation costs, expenses related to organizational effectiveness studies and higher net interest expense from increased borrowings.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its ongoing capital expenditures and debt-service requirements from cash flow generated from ongoing operations and current cash balances. The Company has more recently drawn on existing credit facilities and borrowed funds from HMTR to fund increased capital spending, to pay Acquisition-related costs and to fund HMS' purchase of a portion of the Company's Senior Notes.

The Company's Senior Notes, which will mature in May 2005, were issued at par and have a fixed coupon rate of 9.5%. The Senior Notes can be called beginning in May 2000 at a price of 103.56%, declining to par in May 2003. As of the end of the first quarter of 2000, Autogrill Overseas S.A. had purchased $174.5 million of the Senior Notes and HMS had purchased $12.9 million of the Senior Notes at market price.

Subsequent to the end of the first quarter of 2000, the Company notified the bondholders of its intention to call the Senior Notes to be due and payable on May 15, 2000. With the Senior Notes being called, debt funding will be provided by equity and an intercompany loan from HMS, which will use credit lines available through Autogrill SpA and it subsidiaries.

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

The Company, through CARIPLO - Cassa di Risparmio delle Provincie Lombarde SpA, has a $10.0 million revolving credit facility (the "CARIPLO Facility") with a sublimit of $5.0 million for standby letters of credit. The CARIPLO Facility is payable upon demand and matures March 31, 2001. The CARIPLO Facility provides for working capital and can be used for general corporate purposes. As of the end of the first quarter of 2000, there was $0.4 million of letters of credit outstanding.

The Company, through SanPaolo IMI SpA, has an uncommitted, unsecured, temporary credit facility (the "SanPaolo Facility") equal to 370 billion lire, or approximately $193.0 million as of the date of the agreement. The SanPaolo Facility provides for working capital, matures August 31, 2001, accrues interest at Libor plus 12.5

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED


basis points and provides for the issuance of stand-by letters of credit for up to one year. As of the end of the first quarter of 2000, there was $79.5 million of outstanding indebtedness under the SanPaolo Facility, at an average interest rate of 6.18%. The SanPaolo Facility is guaranteed by Autogrill International S.A., an affiliated company of HMS.

During 1999, an international subsidiary of the Company was granted a $7.5 million credit facility by ABN AMRO Bank N.V. consisting of a $6.1 million overdraft facility with a variable interest rate until February 1, 2002 and a five-year loan of $1.4 million to fund business activities, including planned capital expenditures. As of the end of the first quarter of 2000, no funds had been drawn on the facility.

During 1999, HMTR granted up to $20.0 million of short-term, non-recourse borrowings to the Company with a variable interest rate. As of the end of the first quarter of 2000, the Company had borrowings outstanding of $18.0 million at an average interest rate of 6.17%.

The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital and deferred income taxes, totaled $12.7 million for the first quarter of 2000 compared with $12.0 million for the first quarter of 1999.

The primary uses of cash in investing activities are for capital expenditures. The Company incurs capital expenditures to build out new facilities, to expand or reposition existing facilities and to maintain the quality and operations of existing facilities. The Company's capital expenditures for the first quarter of 2000 and 1999 totaled $23.9 million and $29.7 million, respectively. As of the end of the first quarter of 2000, the Company had loaned $9.9 million to HMS to fund Senior Notes purchases at an average interest rate of 6.16%.

The Company's cash provided by financing activities in the first quarter of 2000 was $28.6 million compared with cash provided by financing activities of $10.5 million in the first quarter of 1999. The Company had cash inflows from line-of-credit borrowings totaling $41.5 million and short-term, non-recourse borrowings from HMTR totaling $2.6 million. Cash outflows for the first quarter of 2000 include repayments of intercompany borrowings of $11.4 million, repayments of long-term debt of $0.5 million, the settlement of the Company's obligation to pay for the 1999 exercise of nonqualified stock options and the 1999 release of deferred stock incentive shares held by certain former employees of Host Marriott Corporation of $3.0 million and other of $0.6 million.

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

The Company's consolidated earnings before net interest, taxes, depreciation, amortization and other non-cash items ("EBITDA") was $19.6 million in the first quarter of 2000 compared with $18.4 million in the first quarter of 1999. The EBITDA margin increased by 10 basis points to 6.6% of revenues in the first quarter of 2000. The Company's cash interest coverage ratio (defined as EBITDA to interest expense less amortization of deferred financing costs) was 2.5 to
1.0 in the first quarter of 2000 compared with 3.1 to 1.0 in the first quarter of 1999. The Company considers EBITDA to be a meaningful measure for assessing operating performance. EBITDA can be used to measure the Company's ability to service debt, fund capital investments and expand its business. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP"). The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED


The following is a reconciliation of net loss to EBITDA:

                                                                                    TWELVE WEEKS ENDED
                                                                                ---------------------------
                                                                                  MARCH 24,     MARCH 26,
         (IN MILLIONS)                                                              2000          1999
         ---------------------------------------------------- -- -- ----------- -------------- ------------
         NET LOSS                                                                    $ (3.5)      $ (3.5)
         Interest, net (1)                                                             10.2          9.3
         Benefit for income taxes                                                      (2.1)        (1.8)
         Depreciation and amortization                                                 16.4         14.2
         Cumulative effect of change in accounting principle                            ---          0.7
         Other non-cash items                                                          (1.4)        (0.5)
         ---------------------------------------------------- -- -- ----------- -------------- ------------
         EBITDA                                                                      $ 19.6       $ 18.4
         ---------------------------------------------------- -- -- ----------- -------------- ------------

(1) Amortization of deferred financing costs of $0.3 million for the first quarter of 2000 and 1999 is included as a component of interest expense.

The Senior Notes Indenture requires interest income to be included in the EBITDA calculation. Under this definition, EBITDA totaled $19.7 million and $18.6 million for the first quarter of 2000 and 1999, respectively.

DEFERRED INCOME TAXES

The Company has recognized net assets of $94.0 million and $94.1 million at March 24, 2000 and December 31, 1999, respectively, related to deferred taxes, which generally represent tax credit carryforwards and tax effects of future available deductions from taxable income.

Management has considered various factors as described below and believes that the Company's recognized net deferred tax assets are more likely than not to be realized.

Realization of the net deferred tax assets are dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at March 24, 2000. Management anticipates that increases in taxable income will arise in future periods primarily as a result of the Company's growth strategies and reduced operating costs resulting from the ongoing restructuring of the Company's business processes. The anticipated improvement in operating results is expected to increase the taxable income base to a level that would allow realization of the existing net deferred tax assets in the future.

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

HOST INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS, CONTINUED


The Company established a Year 2000 Project Team, headed by the Chief Information Officer, who reported to the Chief Financial Officer, to resolve significant Year 2000 issues in a timely manner as they were identified. The project steering team included executive management and employees with expertise from various disciplines including information technology, finance, internal audit, legal and operations. In addition, the Company retained the services of consulting firms with particular expertise in the Year 2000 problem. As a result of its efforts, the Company experienced no material adverse effects from the Year 2000 problem during the transition period from December 31, 1999 to January 1, 2000.

FINANCIAL IMPLICATIONS. During the first quarter of 2000, approximately $0.1 million of external costs and approximately $0.2 million in internal costs were incurred relating to Year 2000 implementation compared with approximately $1.0 million in external costs and approximately $0.3 million in internal costs in the first quarter of 1999.

The statements contained in this section are "Year 2000 Readiness Disclosures" as provided for in the Year 2000 Information and Readiness Disclosure Act.

FORWARD-LOOKING STATEMENTS

This report, the Company's other reports filed with the Securities and Exchange Commission and its public statements and press releases may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning the Company's outlook for 2001 and beyond; the growth in total revenue and earnings in 2001 and subsequent years; world-wide enplanement growth; anticipated retention rates of existing contracts; capital spending plans; projected cash flows from certain operating units; business strategies and their anticipated results; and similar statements concerning future events and expectations that are not historical facts.

These forward-looking statements are subject to numerous risks and uncertainties, including the effects of seasonality; airline and tollroad industry fundamentals and general economic conditions (including commodity prices); competitive forces within the food, beverage and retail concessions industries; the availability of cash flow to fund future capital expenditures; government regulation and the potential adverse impact of union labor strikes on operations. For further information concerning risks applicable to operations, see the Company's Form 10-K. Forward-looking statements are inherently uncertain, and investors must recognize that actual results could differ materially from those expressed or implied by the statements.

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

The fair value of fixed rate long-term debt is sensitive to changes in interest rates, which would result in gains or losses in the market value of this debt due to differences between the market interest rates and rates at the inception of the debt obligation. Based on a hypothetical immediate 150 basis point increase in interest rates at the end of the first quarter of 2000 and 1999, the market value of fixed rate long-term debt would result in a net decrease of $25.9 million and $26.9 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of fixed rate long-term debt outstanding at the end of the first quarter of 2000 and 1999 of $27.1 million and $34.1 million, respectively. Changes in fair value of the Company's long-term debt does not impact earnings or cash flows.

Through the end of the first quarter of 2000, the Company had the ability to borrow up to approximately $193.0 million against an uncommitted, unsecured credit facility with SanPaolo IMI SpA. As of the end of the first quarter of 2000, borrowings outstanding under the revolving credit facility totaled $79.5 million. The average balance was $60.7 million for the first quarter of 2000 at an average interest rate of 6.18%. A hypothetical 10% increase or decrease in interest rates would not have a material effect on earnings for the first quarter of 2000.

Through the end of the first quarter of 2000, the Company had the ability to borrow up to $10 million against a revolving credit facility with CARIPLO - Cassa di Risparmio delle Provincie Lombarde SpA. As of the end of the first quarter of 2000, the Company had not drawn on this facility.

Through the end of the first quarter of 2000, the Company had the ability to borrow up to $20.0 million in short-term borrowings from HMTR. As of the end of the first quarter of 2000, the Company had outstanding borrowings of $18.0 million with an average balance was $18.2 million for the quarter at an average interest rate of 6.17%. As of the end of the first quarter of 1999, the Company had outstanding borrowings of $8.6 million with an average balance of $2.7 million for the quarter at an average interest rate of 6.19%. A hypothetical 10% increase or decrease in interest rates would not have a material effect on earnings for the first quarter of 2000 or the first quarter of 1999.

Through the end of the first quarter of 2000, the Company had an outstanding balance due from HMS of $9.9 million. The average balance was $5.7 million for the first quarter of 2000 at an average interest rate of 6.16%. A hypothetical 10% increase or decrease in interest rates would not have a material effect on earnings for the first quarter of 2000.

An international subsidiary of the Company has the ability to borrow up to $6.1 million against an overdraft facility. As of the end of the first quarter of 2000, no funds had been drawn on the facility.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     EXHIBIT NO.  DESCRIPTION
     ----------   -----------
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

                                            HOST INTERNATIONAL, INC.

    MAY 5, 2000                             /S/  LAWRENCE E. HYATT
---------------------        --------------------------------------------------
        Date                 Lawrence E. Hyatt
                             Senior Vice President (Principal Financial Officer
                                and Director)